Form 10-Q
period 2010-09-30
WINECOM INC.
filed 2011-01-06
CIK 1491471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2010

[ ] Transition report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to ______________

                        Commission file number 333-167227


                                  WINECOM INC.
             (Exact name of registrant as specified in its Charter)

           Nevada                                                 26-2944840
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               2 Duchifat Street,
                     Kibbutz Dovrat, D.N Emek Yezreel 19325
                                     Israel
               (Address of principal executive offices) (Zip Code)

                              011 (972) 57-946-2208
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 29, 2010, the Company had outstanding 4,000,000 shares of common stock, par value $0.0001.

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

     Item 1.  Financial Statements...........................................  3

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..... 14

     Item 4T. Controls and Procedures........................................ 15

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................. 15

     Item 1A. Risk Factors................................................... 15

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.... 15

     Item 3.  Defaults Upon Senior Securities................................ 15

     Item 4.  Removed and Reserved........................................... 15

     Item 5.  Other Information.............................................. 15

     Item 6.  Exhibits....................................................... 15

SIGNATURES................................................................... 16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   WINECOM INC
                            Condensed Balance Sheets

                                                                           September 30,      December 31,
                                                                               2010               2009
                                                                             --------           --------
                                                                            (Unaudited)
                               ASSETS

Current Assets:
  Cash                                                                       $ 10,434           $    750
  Deferred offering costs                                                      20,978                 --
                                                                             --------           --------
      Total current assets                                                     31,412                750
                                                                             --------           --------

      Total assets                                                           $ 31,412           $    750
                                                                             ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Loans payable - director                                                   $  2,818           $  2,818
  Accounts payable                                                             12,129                 --
                                                                             --------           --------
      Total current liabilities                                                14,947              2,818
                                                                             --------           --------

      Total liabilities                                                        14,947              2,818
                                                                             --------           --------
Stockholders' Equity (Deficit):
  Preferred Stock, 50,000,000 shares authorized, par value $0.0001, no shares issued and outstanding
  Common Stock, 100,000,000 shares authorized, par value $0.0001,
   4,000,000 shares issued and outstanding                                        400                400
  Additional paid in capital                                                   19,600             19,600
  Stock subscriptions receivable                                                   --            (20,000)
  Deficit accumulated during the development stage                             (3,535)            (2,068)
                                                                             --------           --------
      Total stockholders' equity (deficit)                                     16,465             (2,068)
                                                                             --------           --------

      Total liabilities and stockholders' equity (deficit)                   $ 31,412           $    750
                                                                             ========           ========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                   WINECOM INC
                 Condensed Statements of Operations (Unaudited)

                                          Three Months Ended             Nine Months Ended         July 1, 2008
                                            September 30,                  September 30,          (Inception) to
                                      -------------------------      --------------------------    September 30,
                                         2010           2009            2010            2009           2010
                                      ----------     ----------      ----------      ----------     ----------
Revenue                               $       --     $       --      $       --      $       --     $       --
                                      ----------     ----------      ----------      ----------     ----------
Expenses:
  General and administrative                 691             --           1,467              --          3,535
                                      ----------     ----------      ----------      ----------     ----------

Loss before income taxes                    (691)            --          (1,467)             --         (3,535)

Provision for income taxes                    --             --              --              --             --
                                      ----------     ----------      ----------      ----------     ----------

      Net loss                        $     (691)    $       --      $   (1,467)     $       --     $   (3,535)
                                      ==========     ==========      ==========      ==========     ==========
Basic and Diluted:
  Loss per common share                        a              a               a               a              a
                                      ----------     ----------      ----------      ----------     ----------
Weighted average Number
 of common shares                      4,000,000      4,000,000       4,000,000       4,000,000      4,000,000
                                      ==========     ==========      ==========      ==========     ==========

----------
a = Less than ($0.01) per share


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                   WINECOM INC
       Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

                                                                                            Deficit
                                          Common Stock                                    Accumulated        Total
                                      --------------------                    Stock        During the    Stockholders'
                                      Number of                Paid in    Subscriptions   Development       Equity
                                       Shares       Amount     Capital      Receivable        Stage        (Deficit)
                                       ------       ------     -------      ----------        -----        ---------
July 1, 2008 (Inception)                    --      $  --     $     --       $     --       $     --       $     --

Common stock issued to Directors
 for cash ($0.005 per share)         4,000,000        400       19,600        (20,000)            --             --

Net loss                                    --         --           --             --           (818)          (818)
                                     ---------      -----     --------       --------       --------       --------
Balances December 31, 2008           4,000,000        400       19,600        (20,000)          (818)          (818)

Net loss                                    --         --           --             --         (1,250)        (1,250)
                                     ---------      -----     --------       --------       --------       --------
Balance December 31, 2009            4,000,000        400       19,600        (20,000)        (2,068)        (2,068)

Stock subscriptions received                --         --           --         20,000             --         20,000

Net loss                                    --         --           --             --         (1,467)        (1,467)
                                     ---------      -----     --------       --------       --------       --------

Balance September 30, 2010           4,000,000      $ 400     $ 19,600       $     --       $ (3,535)      $ 16,465
                                     =========      =====     ========       ========       ========       ========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                   WINECOM INC
                  Condensed Statements of Cashflows (Unaudited)

                                                              Nine Months Ended            July 1, 2008
                                                                September 30,             (Inception) to
                                                         --------------------------        September 30,
                                                          2010               2009              2010
                                                        --------           --------          --------
OPERATING ACTIVITIES:
  Net loss                                              $ (1,467)          $     --          $ (3,535)
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities
     Increase in accounts payable                          1,038                 --             1,038
                                                        --------           --------          --------
          Net cash used by operating activities             (429)                --            (2,497)
                                                        --------           --------          --------
INVESTING ACTIVITIES:
          Net cash used by investing activities               --                 --                --
                                                        --------           --------          --------
FINANCING ACTIVITIES:
  Proceeds from loans - director                              --                 --             2,818
  Payment of offering costs                               (9,887)                --            (9,887)
  Proceeds from issuance of common stock                  20,000                 --            20,000
                                                        --------           --------          --------
          Net cash provided by financing activities       10,113                 --            12,931
                                                        --------           --------          --------

Net Increase in Cash                                       9,684                 --            10,434

Cash, Beginning of Period                                    750                 --                --
                                                        --------           --------          --------

Cash, End of Period                                     $ 10,434           $     --          $ 10,434
                                                        ========           ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                              $     --           $     --          $     --
                                                        ========           ========          ========
  Income Taxes                                          $     --           $     --          $     --
                                                        ========           ========          ========
NONCASH FINANCING ACTIVITY:
  Deferred offering costs included in accounts
   payable                                              $ 11,091           $     --          $ 11,091
                                                        ========           ========          ========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                  WINECOM INC.
                   Notes to the Condensed Financial Statements
                      Nine Months Ended September 30, 2010


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements of Winecom Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2010 and December 31, 2009 and its results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. The Company re-evaluates its estimates on an ongoing basis; actual results may vary from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

DEFERRED OFFERING COSTS

Direct costs incurred in connection with the issuance of equity are capitalized and recorded in paid in capital during the period when proceeds are received.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

INCOME TAXES

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of September 30, 2010 and December 31, 2009, the Company had no accrued interest or penalties.

EARNINGS PER SHARE

The basic earnings (loss) per share is calculated by dividing our net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

SOFTWARE DEVELOPMENT COSTS

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, "Improving Disclosures about Fair Value Measurements," which clarifies certain existing requirements in ASC 820 "Fair Value Measurements and Disclosures," and requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period beginning after December 15, 2009. The Company's adoption of this guidance did not have an impact on its financial statements and disclosures.

In October 2009, the FASB issued guidance on "Multiple Deliverable Revenue Arrangements," updating ASC 605 "Revenue Recognition." This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the requirements of this guidance and has not yet determined the impact, if any, on future financial statements.

In October 2009, the FASB issued ASC 985-605, "Software Revenue Recognition." This guidance changes the accounting model for revenue arrangements that include both tangible products and software elements that are "essential to the functionality," and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered "essential to the functionality." The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the requirements of this guidance and has not yet determined the, impact if any, on future financial statements.

In February 2010, the FASB issued FASB ASU 2010-09, "Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements," which clarifies certain existing evaluation and disclosure requirements in ASC 855 "Subsequent Events" related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effective immediately.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition--Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, "Milestone Method of Revenue Recognition." The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. The Company's adoption of this guidance did not have an impact on its financial statements.

In April 2010,  the FASB has issued ASU No.  2010-12,  Income Taxes (Topic 740):
Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This ASU updates the FASB Accounting Standards Codification for the SEC Staff Announcement, Accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. This announcement provides guidance on the accounting effect, if any, that arises from the different signing dates between the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act (collectively the "Acts"). This application of this guidance did not have an impact on the Company's financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through September 30, 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,400 and will expire 20 years from the date the loss was incurred.

As of September 30, 2010, deferred tax assets consisted of the following:

         Net operating losses (estimated tax rate 15%)          $   515
         Less: valuation allowance                                 (515)
                                                                -------
         Net deferred tax asset                                 $    --
                                                                =======

NOTE 4. STOCKHOLDER'S EQUITY (DEFICIT)

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 1,000,000 shares minimum or 1,500,000 maximum of newly issued common stock at an offering price of $0.04 per share for proceeds of $40,000 minimum or $60,000 maximum.

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On July 1, 2008, the Company issued 4,000,000 common shares to its directors for cash consideration of $20,000. The cash proceeds were received during the year ended December 31, 2010.

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2009 and September 30, 2010 the officers of the Company had advanced $2,818 to the Company. These amounts are non-interest bearing and due on demand.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses for the period from inception (July 1, 2008) through September 30, 2010 totaling $3,535. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the accompanying Condensed Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute "forward-looking statements ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS". These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  IN  SOME  CASES  YOU CAN  IDENTIFY  FORWARD-LOOKING  STATEMENTS  BY
TERMINOLOGY SUCH AS "MAY," "SHOULD," "POTENTIAL," "CONTINUE," "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "ESTIMATES," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE BASED ON OUR CURRENT BELIEFS, EXPECTATIONS, AND ASSUMPTIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. THESE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE, OTHER THAN AS REQUIRED BY LAW. IN LIGHT OF THESE ASSUMPTIONS, RISKS, AND UNCERTAINTIES, THE FORWARD-LOOKING EVENTS DISCUSSED IN THIS REPORT MIGHT NOT OCCUR AND ACTUAL RESULTS AND EVENTS MAY VARY SIGNIFICANTLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

GENERAL

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the period ended July 31, 2009 included in our Form S-1/A filed with the Securities and Exchange Commission on December 1, 2010. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

Winecom Inc. was incorporated under the laws of the state of Nevada on July 1, 2008 and is engaged in the development of an Internet social website that caters to wine lovers.

Our offices are currently located at 2 Duchifat Street, Kibbutz Dovrat, D.N Emek Yezreel 19325, Israel. Our telephone number is Tel: 011 (972) 57-946-2208. We have a website at www.winecom.ning.com, however, the information contained on our website does not form a part of the registration statement of which this prospectus is a part. From our inception on July 1, 2008 to October 2008, we have focused primarily on organizational matters. Due to the continuing financial crisis in 2008 we suspended our operations in October 2008, resuming them in September 2009. Since September 2009 we have been developing our website.

We are developing and plan to offer a social networking website that focuses on building online communities of wine lovers. Our website will allow wine lovers to chat, post pictures/videos, share wine expertise and experiences, create and share events, and manage their wine collections. Our website, available at winecom.ning.com, is accessible but is still a work-in-progress and in the development stage. We expect our website to be ready for public launch during the second quarter of 2011, provided that we raise sufficient capital to carry out our business plan.

In our management's opinion the emerging alternatives to general social networking websites are niche social networking sites which are social networks targeted at a specific audience. By targeting a specific audience, niche social networks will be able to create a strong and lasting bond among their users. We believe, although no assurance can be given, that our plan to offer a niche social networking website for wine lovers is timely given the current market conditions.

From July 1, 2008 (inception) to September 30, 2010, we have incurred accumulated net losses of $3,535. As of September 30, 2010, we had $31,412 in current assets and current liabilities of $14,947. Our auditors' report on the financial statements for the period ended July 31, 2010 included a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months. We do not anticipate that we will generate revenues at least until we have completed and launched our website.

PLAN OF OPERATIONS

We are developing and plan to offer a social networking website that focuses on building online communities of wine lovers, our website will allow wine lovers to chat, post pictures/videos, share knowledge about their favorite wine, create and share events and manage their wine collections.

Our business objectives for the next 12 months (beginning upon completion of this Offering), provided the necessary funding is available, are to:

     *    build the brand recognition of Winecom;

     *    complete the development of our website;

     *    create interest in our website; and

     *    to establish our website as a one-stop-shop for wine lovers.

Our goals over the next 12 months are to:

     *    drive traffic to our website through marketing efforts,

     *    set up a Google Ads account and place ads on our website;

     *    integrate Facebook and Twitter with our website; and

     *    sell third-party goods on our website;

Our ability to achieve our business objectives and goals is entirely dependent upon our ability to raise capital.

ACTIVITIES TO DATE

We were incorporated in the State of Nevada on July 1, 2008. We are a development stage company. From our inception to date, we have not generated any revenues and our operations have been limited to organizational matters related to the development of our business and our related to becoming a public company. Since September 2009 we have been developing a social networking website that caters to wine lovers. Our website is currently under development. We expect our website to be ready for public launch during the second quart of 2011, provided that we have correctly estimated the funds required to execute our business plan.

Since our inception we have not made any purchases or sales, and we have not been involved in any mergers, acquisitions or consolidations. However, our management is of the opinion that:

     *    The market is ready for the type of service we propose;

     *    The technological challenges we expect to face are surmountable; and

     * The cost of implementation and delivery of our proposed service is modest for a company of our size.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

OPERATING EXPENSES

The Company incurred $691 and $1,467 of operating expenses during the three and nine months ended September 30, 2010, respectively and did not incur any expenses during the three and nine months ended September 30, 2009. Substantially all of the Company's expenses during 2010 were related to the filing of reports with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had total current assets of $31,412 (consisting of cash of $10,434 and deferred offering costs of $20,978), total current liabilities of $14,947, and working capital of $16,465 compared to total current assets of $750 (consisting entirely of cash), total current liabilities of $2,818, and negative working capital of $2,068 as of December 31, 2009.

Deferred offering costs of approximately $20,978 consist principally of legal and accounting fees related to the Company's offering of common stock. These costs will be charged to additional paid in capital during the period in which the related proceeds are received.

Historically, we have financed our cash flow and operations from the sale of stock and advances from our director. Net cash provided by financing activities was $2,818 from July 1, 2008 (date of inception) to September 30, 2010, including $2,818 loaned to us by our President and Director, Mordechay David. The loans from Mr. David are unsecured, non-interest bearing and due upon demand. Net cash provided by financing activities during the nine months ended September 30, 2010 was $10,113 consisting of $20,000 received from our Directors as payment for stock issued in 2008, reduced by offering costs of $9,887 related to the future sale of common stock. We have no external sources of liquidity from financial institutions.

We have not yet generated any revenue from our operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our website costs greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, the successful development of our website, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.
Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are not able to raise any funds, we will not have sufficient capital to carry out our business plan as planned and will likely lack the funds to operate our business at all. We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

There are no assurances that we will be able to obtain further funds required for our continued operations. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

GOING CONCERN

We have incurred net losses of $3,535 from our inception on July 1, 2008 to September 30, 2010 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the period ended July 31, 2010 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2010, the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company knows of no material, existing or pending legal proceedings against it. There are no proceedings in which any of the Company's directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company.

ITEM 1A. RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

                               EXHIBIT DESCRIPTION

 Exhibit
 Number                            Description
 ------                            -----------

 31.1      Certification of CEO Pursuant to 18 U.S.C. ss. 1350, Section 302
 31.2      Certification of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302
 32.1      Certification Pursuant to 18 U.S.C. ss.1350, Section 906
 32.2      Certification Pursuant to 18 U.S.C. ss. 1350, Section 906

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WINECOM INC.


Date: January 5, 2011                   By: /s/ Merdechay David
                                            ------------------------------------
                                            Merdechay David,
                                            President and Director
                                            (Principal Executive Officer)