Form 10-K
period 2010-12-31
WINECOM INC.
filed 2011-03-15
CIK 1491471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For fiscal year ended December 31, 2010

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission file number 333-167227

                                  WINECOM INC.
             (Exact name of registrant as specified in its Charter)

           Nevada                                                26-2944840
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          2 Duchifat Street,
Kibbutz Dovrat, D.N Emek Yezreel Israel                             19325
(Address of principal executive offices)                          (Zip Code)

                              011 (972) 57-946-2208
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.0001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

As of March 3, 2011, there were 5,000,000 shares of our common stock issued and outstanding.

                                  WINECOM INC.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual.

The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business, Strategy and Industry" in "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

                                  INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to Winecom Inc. The term "fiscal year" refers to our fiscal year ending December
31. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

                                TABLE OF CONTENTS

PART I
ITEM 1.     Business                                                           4
ITEM 1A.    Risk Factors                                                      11
ITEM 1B.    Unresolved Staff Comments                                         17
ITEM 2.     Properties                                                        17
ITEM 3.     Legal Proceedings                                                 18
ITEM 4.     Removed and Reserved                                              18

Part II
ITEM 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 18
ITEM 6.     Selected Financial Data                                           18
ITEM 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         19
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk        22
ITEM 8.     Financial Statements and Supplementary Data                       23
ITEM 9.     Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          33
ITEM 9A[T]. Controls and Procedures                                           33
ITEM 9B.    Item 9B.Other Information                                         34

PART III
ITEM 10.    Directors, Executive Officers, and Corporate Governance           34
ITEM 11.    Executive Compensation                                            36
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   37
ITEM 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                      38
ITEM 14.    Principal Accounting Fees and Services                            39

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules                           39
            Signatures                                                        40

                                     PART I

ITEM 1. BUSINESS.

Winecom Inc. is a development stage company that was incorporated under the laws of the state of Nevada on July 1, 2008. We currently have no revenues and no significant assets.

We are developing a plan to offer a social networking website that focuses on building online communities of wine lovers. Our website will allow wine lovers to chat, post pictures and videos, share wine expertise and experiences, create and share events, and manage their wine collections. Our website, available at www.winecom.ning.com, is accessible but is still a work-in-progress and in the development stage.

Though our website, www.winecom.ning.com is currently accessible it is not yet prepared for a full public launch. It is currently in the testing phase as we are reviewing the operations of the social network and various features. The website will likely remain accessible for some time as we troubleshoot and test various aspects of the system. Our references to the `public launch' of our site are specifically intended to refer to the time in our development when our website is complete and we begin engaging in marketing activities to generate awareness of www.winecom.ning.com.

Prior to the public launch of our website we need to develop our wine collection management system and revamp the overall appearance of our website. We are in the process of identifying a software developer to develop and integrate a wine collection system with our website. We plan to generate revenues through the sale of this feature as a premium service at a cost of $4.99 per month. Consequently, we must complete this development prior to the public launch. Additionally, we plan to hire a freelance graphic designer to revamp the overall visual appearance of our website and make it more appealing and modern.

Once the development of the wine collection system and the revamping of our website have been completed, we will publicly announce the launch of our new website. At this point in time our website will be ready to generate revenues. We will then focus our efforts on driving visitors to our website by promoting our website with Google Adwords and making our website more accessible to visitors from other social networks such as Facebook and Twitter and by adding language translations to foreign visitors. We will also attempt to generate revenues by negotiating agreements with third-party merchants to display their goods on our site and pay us a commission if our visitors purchase their products. We have not yet identified such merchants and there can be no assurance that we will be able to once we reach this stage in our business development.

We are in the early stage of our business plan. We currently have no revenues and no user subscriptions for our website. Our activities to date have been limited to organizational matters, development of our business plan, development of our website, and efforts related to becoming a publicly traded company.

Our offices are currently located at 2 Duchifat Street, Kibbutz Dovrat, D.N Emek Yezreel 19325, Israel, which office has been donated free of charge from our Secretary and director, Mr. Shamir Benita. The address of agent for service in Nevada and registered corporate office is c/o EastBiz.com, Inc., 5348 Vegas Dr., Las Vegas, NV 89108 USA. Our telephone number is 011 (972) 57-946-2208. We have a website at www.winecom.ning.com.

We have two executive officers who also serve as our directors. Mr. Mordechay David, our President and Director, has more than 15 years of experience as a winemaker working at the Binyamina Winery, Israel's fourth largest wine producer. Mr. Shamir Benita our Secretary, Treasurer, and Director, has general business management, marketing, and logistics experience working in the public education sector. Both Mr. David and Mr. Benita reside in Israel.

We have never declared bankruptcy, never been in receivership, and have never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Neither Winecom Inc., nor our officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

SOCIAL NETWORKING WEBSITES, GENERALLY

Social networking websites provide internet users with services that allow them to form, join, or participate in online communities and to communicate with others regarding common interests and pursuits. Social networking websites have experienced increasing popularity in the last decade, and many sites have grown into broad networks encompassing tens of millions of users. Our management believes that the popularity of general interest social networking sites such as Facebook has opened the door for more specialized and exclusive services that cater to special interest groups.

OUR WEBSITE

We have acquired web hosting space for our website at the cost of $30 per month. Our website, available at www.winecom.ning.com, is accessible but is still a work-in-progress and in the development stage.

To date our website has the following functions and services:

MEMBER PROFILES

Subscribers can customize their profile pages with their own design, choice of widgets and profile applications, and may choose to make their profile public or private to other subscribers.

LATEST ACTIVITY

A real-time, dynamic activity feed of everything happening across our website including status updates from subscribers.

PHOTOS AND VIDEOS

Subscribers can upload and share photos and videos.

CHAT AND DISCUSSION FORUM

Chat in real-time with other subscribers and single or multi-threaded discussion forum with categories, photos and attachments.

We plan to develop the following functions as financing is obtained:

WINE COLLECTION MANAGEMENT SYSTEM

Allowing subscribers to manage and track their wine collection, the system can produce an instant, detailed inventory of a collection and sort it, for instance, by grower, region or drink-by date.

INTEGRATION WITH OTHER SOCIAL NETWORKING SITES

Will allow members of other popular social networking sites such as Facebook, Twitter and LinkedIn to join our website with their current username without the need to register as new members on our website. Once on our website the members will be able to purchase subscriptions to our premium services.

TRANSLATE TO A DIFFERENT LANGUAGE

Enabling our website visitors to select and display our website in different languages, we plan to include Deutsch, French and Spanish.

REVENUE MODEL

We plan to generate revenue from the following:

PREMIUM SERVICES

Visitors to our website will be able review posts and search general sections of the website for free. However, members will be charged $4.99 per month if they would like to use our premium services such as wine collection managing system, more storage space and extra features. The extra features available to subscribers of our premium services will include the ability to start a personal blog on our website, for example.

ADVERTISEMENT SPACE

One of the major benefits of advertising on a social networking site is that advertisers can take advantage of the users' demographic information and target their ads appropriately. We intend to sell advertisement space to companies who are interested in targeting our subscribers. We anticipate that interested advertisers will include winemakers and retailers, purveyors of gourmet foods, and suppliers of lifestyle products and services catering to our target market. We intend to sell advertising space on our website at a rate of $15 to $50 per thousand instances of an ad appearing on the website. Advertisements will appear on all of our web pages in a vertically oriented sidebar.

We also intend to participate in the Google AdSense service. Google AdSense is a free service, which displays text-only ads that correspond to the keywords of the content of the page on which the ad is shown. Each time a user of a host website clicks on an AdSense advertisement, Google provides a flat fee to the operators of that website on behalf of the applicable advertiser. We were experimenting with the integration of "dummy" advertisements by Google with our social network website, and we have since removed these advertisements. We have not yet applied to Google AdSense program but do intend to do so once our website has been publicly launched. We did not generate any AdSense related income and since Google pays a different fee rate according to the niche your website occupies, we do not yet know what this fee will be.

SALE OF THIRD-PARTY GOODS

We plan to offer our members wine and wine related goods such as corkscrews, openers, wine decanters, wine stoppers and pourers from third-parties. We will display on our website ads to items that are available for purchase. These ads will be linked to the merchant's store and once a member of our site clicks on it he will be redirected to the merchant's store to complete the purchase. Once the sale is completed we will be paid a commission by the merchant. We have not yet identified potential merchants.

THE MARKET OPPORTUNITY

In its report on Social Network Demographics and Usage dated May 2010, eMarketer, an aggregator of worldwide market research, noted the following observations and predictions regarding social networking:

     * "Social network usage rose sharply in 2009 largely due to the ever-increasing popularity of Facebook;

     * 57.5% of U.S. Internet users, or 127 million people, will use a social network at least once a month in 2010;

     * By 2014, nearly two-thirds of all U.S. Internet users, or 164.9 million people, will be regular users of social networks;

     * Adults will continue to increase their use of social networks, driving most of the growth in the next few years; and

     * In 2010 59.2% of adults online will visit social networks regularly, up from 52.4% in 2009; and

     * By 2014, 139.6 million US adults will be regular users, up 56% over 2009.

In addition to the predicted increases in the use of social networking services outlined above, our management believes that the market for wine and gourmet related media has grown significantly over the past decade. This growth is most noticeably evidenced by the advent of television outlets such as Food Television, the Food Channel(R), Food Network, and the Cooking Channel, and the numerous websites, blogs, and printed or online magazines covering culinary and wine related topics. Our management believes that the predicted growth for social networking websites and the perceived demand for wine and gourmet related media indicates the presence of a large consumer market for niche, wine related social networking websites like ours.

COMPETITION AND COMPETITIVE STRATEGY

The social networking website industry is highly competitive and, at times, subject to rapidly changing consumer preferences and industry trends. Competition is generally a function of the website's brand strength and the success of its marketing strategies, its user capacity and reliability, and its ability to accommodate and integrate evolving technology and features (such as smart-phone or Twitter compatibility, for example). Additionally, with regard to the online retail component of our business, competition is generally a function of the assortment and continuity of merchandise selection offered, reliable order fulfillment and delivery, and the level of brand support for products offered.

We will be required to compete with a large number of niche social networking and merchandising websites, many of which have significantly greater resources than we do. Many of our competitors also have the ability to develop and market products and services similar to (and competitive with) our products and services. Specifically, we compete with the major niche social networking websites such as snooth, Bottlenotes, cork'd, VINFOLOIO, calwineries and WineQ. We also compete with several smaller niche social websites brands such as Adegg, OpenBottles and Tastoria. We believe that we are currently one of the smallest in the industry, as we currently have only a nominal web presence and no revenues from our business operations.

Management believes we can offset any such competitive disadvantages by being a price leader in the marketplace, first by offering free access to our website, and thereafter by offering more competitively priced premium services. Initially, general subscriptions to our site will be free and premium subscriptions will be only approximately $4.99 per month. We will also seek to differentiate ourselves by providing our subscribers with more attractive social network features, such as tools for subscribers to easily communicate with each other.

MARKETING & SALES STRATEGY

The use of Internet is continuing to evolve as a global platform for doing business. Our major focus in the first year will be to use Google Adwords program in order to drive traffic to our own website. We plan to take advantage of the well established Google Adwords marketing program which places online ads on the search result pages of Internet users. Google uses an advertising methodology referred to as cost-per-click ("CPC") in its Adwords program. Using this strategy will allow us to design our own ads, and to select target locations such as a city or state and use keywords in our ads. A keyword is a word that is used by an Internet user who is performing an online search to find out information on a specific topic.

Our primary target market is focused on Internet users who already participate in social networking websites. With CPC advertising, we only pay for the number of actual clicks on our advertisement. Each time someone clicks on our Google ad they will be redirected to our web site. A CPC-based advertising strategy is cost effective because an advertiser only pays for the leads they receive. The CPC marketing campaign is an integral part of our long term strategy Our marketing campaign will monitor daily statistics and track favorite topics in order to quickly get in synch with our Internet audience. This is a significant part of our branding strategy.

ONLINE ADVERTISING

The majority of our advertising and promotional activities will be concentrated on an online advertising campaign using Google Adwords. We have selected Google because of its success and popularity for web users wishing to find something using an internet search. The Google Adwords program will allow us to customize the text of our advertisements, the frequency of each advertisement's appearance, and the length of the advertising contract. For our purposes, we believe that this will give us the maximum amount of flexibility and allow us to closely monitor the costs of the marketing campaign.

EMAIL ADVERTISING CAMPAIGN

We anticipate that an information style email advertising campaign may help to enhance our online advertising campaign and bring us into direct contact with people who are interested in using our services. In this regard, we are considering acquiring email lists, which may be done on an incremental basis so as not to incur a large expense before determining whether an email campaign works and meets our expectations.

OPTIMIZING OUR WEBSITE

We plan to work with the web site development contractor to develop a series of meta-tags for each of the pages of our web site. Meta-tags are keywords that are added to a web page to make it easier to find that specific web page through search engines, web browser software and other applications. The information is not intended to be seen by the casual Internet user. Search engines like Google and Yahoo are designed to seek out these keywords when someone is performing an Internet search for a specific topic. By including meta-tags such as "social networking website for wine lovers", "love wine community" and "chat and share knowledge about wine", we will be able to help drive more traffic to our web site.

As our business begins to gain subscribers and become known in the industry we plan to conduct our own online survey questionnaires from the home page of our web site.

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

We will be developing our own website, and the distribution of our website services will be over the Internet. We intend to engage the services of independent contractors in relation to web design and programming as we may require. We believe there are no constraints on the sources or availability of products, supplies, or suppliers related to our business.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Our website will be available to the general public over the Internet. Initially, general subscriptions will be free, and premium subscriptions will be approximately $4.99 per month. As our subscription fees will be priced for mass market consumption, we do not anticipate dependence on one or a few major customers for the foreseeable future.

PATENTS, TRADEMARKS, LICENSES, FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. We are planning to develop our website and intend to protect its contents by registering for appropriate copyright and trademark protection where our management deems such registration necessary or beneficial. We have not conducted any independent searches or other inquiry into patents or other intellectual property which may be owned by others and which may constrain our business plan, nor have we received independent opinions of counsel on such matters. Beyond our trade name, we do not hold any other intellectual property rights.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATION.

We do not believe that government regulation will have a material impact on the way we conduct our business. Given the alcohol related content that will be available on our website, we will implement appropriate safeguards and electronic warnings to ensure that visitors to our site are aware of any age related restrictions that may be applicable to them while visiting our site.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not incurred any research and development costs to date. We have plans to undertake certain research and development activities during the first year of operation related to the development of our website. For additional details please see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation" below.

EMPLOYEES

We have commenced only limited operations, and therefore currently have no employees other than our officers/directors, who each spend approximately 15 to 20 hours a week on our business as is required. Mr. David and Mr. Benita are both engaged with other businesses which will occupy the remainder of their working time every week. Although neither Mr. David or Mr. Benita are under obligation to provide a minimum quantity of hourly services, they do not anticipate providing less than 6 hours per week of service in order to perform basic corporate maintenance and bookkeeping. We will consider retaining full-time management and administrative support personnel as our business and operations increase. We do not foresee engaging full-time management or administrative support personnel during the next 12 months.

Over the next 12 months, Mr. Mordechay David will be primarily responsible for:

     -    General management of our company's operations
     -    Management and direction of financing activities
     -    Ensuring the software development plan is on budget and on schedule
     -    Overseeing the wine collection management system project development
     -    Responsible for the discussion boards' conception and policies.

Mr. Shamir Benita will be responsible for:

     -    Preparing and updating our website
     -    Financing activities
     -    Setting up a Google Adwords account
     - Identify, interview and select software developer for the wine collection management system
     -    Overseeing the wine collection management system project development
     -    Promoting and executing our marketing plan

SALES OF COMMON STOCK

During 2011, through March 3, 2010, we sold 1,000,000 shares of common stock for net proceeds of $39,466.

ITEM 1A. RISK FACTORS

                                  RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this report before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth could be seriously harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.

                         RISKS RELATING TO OUR BUSINESS

WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL TO FUND PLANNED OPERATIONS.

Funds we raise, if any, may not be sufficient to fund our planned operations. If we are not able to raise sufficient funds to fund our operations you may lose your entire investment.

THERE IS UNCERTAINTY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN, INDICATING THE POSSIBILITY THAT WE MAY BE REQUIRED TO CURTAIL OR DISCONTINUE OUR OPERATIONS IN THE FUTURE. IF WE DISCONTINUE OUR OPERATIONS, YOU MAY LOSE ALL OF YOUR INVESTMENT.

We have incurred net losses of $4,614 from our inception on July 1, 2008 to December 31, 2010 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. We anticipate that our current cash assets ($30,048 as of March 3, 2011) will be sufficient to continue to implement our business plan through December 2011. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, or curtail or discontinue our operations. If this happens, you could lose all or part of your investment.

WE ARE IN AN EARLY STAGE OF DEVELOPMENT. IF WE ARE NOT ABLE TO DEVELOP OUR BUSINESS AS ANTICIPATED, WE MAY NOT BE ABLE TO GENERATE REVENUES OR ACHIEVE PROFITABILITY AND YOU MAY LOSE YOUR INVESTMENT.

We were incorporated on July 1, 2008. Our website, which we intend to be our sole vehicle for generating revenues, is incomplete. We have no customers, and we have not earned any revenues to date. Our business prospects are difficult to predict because of our limited operating history, early stage of development, and unproven business strategy. Our primary business activities will be focused on the development of our social networking website, www.winecom.ning.com. Although we believe that our business plan has significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives. If we are not able to develop our business as anticipated, we may not be able to generate revenues or achieve profitability and you may lose your investment.

WE EXPECT TO SUFFER LOSSES IN THE IMMEDIATE FUTURE THAT MAY CAUSE US TO CURTAIL OR DISCONTINUE OUR OPERATIONS.

We expect to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our social networking website and our business operations, generally. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will almost certainly fail.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE, WHICH INCREASES THE RISK THAT OUR BUSINESS WILL FAIL. Our officers, who will be responsible for marketing our website to potential users, have no experience in the social media or internet industries, and have only nominal sales and marketing experience. Further, we have budgeted only $10,000 toward sales and marketing efforts over the next 12 months, which by industry standards is a very limited amount of capital with which to launch our effort. Given the relatively small marketing budget and limited experience of our officers, there can be no assurance that such efforts will be successful. Further, if our initial efforts to create a market for our website are not successful, there can be no assurance that we will be able to attract and retain qualified individuals with marketing and sales expertise to attract subscribers to our website. Our future success will depend, among other factors, upon whether our services can be sold at a profitable price and the extent to which consumers acquire, adopt, and continue to use them. There can be no assurance that our website will gain wide acceptance in its targeted markets or that we will be able to effectively market our services.

WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN OR STAY IN BUSINESS WITHOUT ADDITIONAL FUNDING.

Our ability to generate future operating revenues depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through the issuance of debt and/or equity in order to establish profitable operations, and such financing may not be forthcoming. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue or if there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

IF OUR ESTIMATES RELATED TO FUTURE EXPENDITURES ARE ERRONEOUS OR INACCURATE, OUR BUSINESS WILL FAIL AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

Our success is dependent in part upon the accuracy of our management's estimates of our future cost expenditures for legal and accounting services (including those we expect to incur as a publicly reporting company), for website marketing and development expenses, and for administrative expenses. If such estimates are erroneous or inaccurate, or if we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and the loss of your entire investment.

ANY SIGNIFICANT DISRUPTION IN OUR WEBSITE PRESENCE OR SERVICES COULD RESULT IN A LOSS OF CUSTOMERS.

Our plans call for our customers to access our service through our website. Our reputation and ability to attract, retain and serve our customers will be dependent upon the reliable performance of our website, network infrastructure and fulfillment processes (how we deliver services purchased by our customers). Prolonged or frequent interruptions in any of these systems could make our website unavailable or unusable, which could diminish the overall attractiveness of our subscription service to existing and potential customers.

Our servers will likely be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations and loss, misuse or theft of data. It is likely that our website will periodically experience directed attacks intended to cause a disruption in service, which is not uncommon for web-based businesses. Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Any significant disruption to our website or internal computer systems could result in a loss of subscribers and adversely affect our business and results of operations.

WE ARE IN A COMPETITIVE MARKET WHICH COULD IMPACT OUR ABILITY TO GAIN MARKET SHARE WHICH COULD HARM OUR FINANCIAL PERFORMANCE.

The business of niche social networking websites is very competitive. Barriers to entry on the Internet are relatively low, and we face competitive pressures from numerous companies that have existed and been successful in this general market space for many years. There are a number of successful websites operated by proven companies that offer niche social networking to wine lovers, which may prevent us from gaining enough market share to become successful. These competitors have existing customers that may form a large part of our targeted client base, and such clients may be hesitant to switch over from already established competitors to our service. If we cannot gain enough market share, our business and our financial performance will be adversely affected.

WE ARE A SMALL COMPANY WITH LIMITED RESOURCES RELATIVE TO OUR COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The niche social networking websites of our competitors have longer operating histories, greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors will have greater credibility with our potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their services than we may be able to devote to our services. Therefore, we may not be able to compete effectively and our business may fail.

THE LOSS OF THE SERVICES OF EITHER OF OUR OFFICERS OR OUR FAILURE TO TIMELY IDENTIFY AND RETAIN COMPETENT PERSONNEL COULD NEGATIVELY IMPACT OUR ABILITY TO DEVELOP OUR WEBSITE AND SELL OUR SERVICES.

The development of our website and the marketing of our services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers who are developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of either of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our website and sell our services, which could adversely affect our financial results and impair our growth.

OUR OFFICERS AND DIRECTORS HAVE CONFLICTS OF INTEREST IN THAT THEY HAVE OTHER TIME COMMITMENTS THAT WILL PREVENT THEM FROM DEVOTING FULL-TIME TO OUR OPERATIONS, WHICH MAY AFFECT OUR OPERATIONS.

Because our officers and directors, who are responsible for all our business activities, do not devote their full working time to operation and management of us, the implementation of our business plans may be impeded. Our officers and directors have other obligations and time commitments, which will slow our operations and may reduce our financial results and as a result, we may not be able to continue with our operations. Additionally, when they become unable to handle the daily operations on their own, we may not be able to hire additional qualified personnel to replace them in a timely manner. If this event should occur, we may not be able to reach profitability, which might result in the loss of some or all of your investment in our common stock.

                       RISKS RELATING TO OUR COMMON STOCK

THERE IS NO ACTIVE TRADING MARKET FOR OUR COMMON STOCK AND IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, OUR INVESTORS WILL BE UNABLE TO SELL THEIR SHARES.

There has been no public market for our securities and there can be no assurance that an active trading market for our securities will develop or be sustained. We intend to identify a market maker to file an application with the Financial Industry Regulatory Authority ("FINRA") to have our common stock quoted on the Over-the-Counter Bulletin Board. We must satisfy certain criteria in order for our application to be accepted. We do not currently have a market maker willing to participate in this application process, and even if we identify a market maker, there can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the Over-the-Counter Bulletin Board or a public market for our common stock may not materialize if it becomes quoted.

If our securities are not eligible for initial or continued quotation on the Over-the-Counter Bulletin Board or if a public trading market does not develop, purchasers of our common stock may have difficulty selling or be unable to sell their securities should they desire to do so, rendering their shares effectively worthless and resulting in a complete loss of their investment.

BECAUSE WE WILL BE SUBJECT TO "PENNY STOCK" RULES ONCE OUR SHARES ARE QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer to deliver to its customers a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market prior to carrying out a transaction in a penny stock not otherwise exempt from the rules,. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

FINANCIAL INDUSTRY REGULATORY AUTHORITY (FINRA) SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT YOUR ABILITY TO BUY AND SELL OUR STOCK, WHICH COULD DEPRESS OUR SHARE PRICE.

FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares, depressing our share price.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH YOU CAN SELL THE SHARES OFFERED BY THIS PROSPECTUS.

If you purchase shares of our common stock sold, you may not be able to resell the shares in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder's ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder's risk of losing some or all of his investment.

IF QUOTED, THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH MAY SUBSTANTIALLY INCREASE THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SHARES.

Even if our shares are quoted for trading on the Over-the-Counter Bulletin Board and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

     *    variations in quarterly operating results;

     * our announcements of significant contracts and achievement of milestones;

     *    our relationships with other companies or capital commitments;

     *    additions or departures of key personnel;

     *    sales of common stock or termination of stock transfer restrictions;

     *    changes in financial estimates by securities analysts, if any; and

     *    fluctuations in stock market price and volume.

Your inability to sell your shares during a decline in the price of our stock may increase losses that you may suffer as a result of your investment.

OUR INSIDERS BENEFICIALLY OWN 80% OF OUR ISSUED AND OUTSTANDING STOCK, AND ACCORDINGLY, HAVE CONTROL OVER STOCKHOLDER MATTERS, THE COMPANY'S BUSINESS AND MANAGEMENT. BECAUSE OF THE SIGNIFICANT OWNERSHIP POSITION HELD BY OUR EXECUTIVE OFFICERS AND DIRECTORS, NEW INVESTORS WILL NOT BE ABLE TO EFFECT A CHANGE IN OUR BUSINESS OR MANAGEMENT.

As of March 3, 2011, our executive officers and directors beneficially own 4,000,000 shares of our common stock in the aggregate, or 80% of our issued and outstanding common stock. Mr. Mordechay David, our President and director, owns 40% or 2,000,000 shares of our issued and outstanding common stock. Mr. Shamir Benita, our Treasurer, Secretary and director, owns 40% or 2,000,000 shares of our issued and outstanding common stock.

As a result, our executive officers and directors have significant influence to:

     *    control the election and composition of our board of directors;

     * amend or prevent any amendment of our articles of incorporation or bylaws;

     * effect or prevent a merger, sale of assets or other corporate transaction; and

     * affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our executive officers and directors, new investors will not be able to effect a change in our business or management, and therefore, shareholders would be subject to decisions made by our officers and directors in their capacity as managers or as majority shareholders.

In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

THE STOCK MARKET HAS EXPERIENCED EXTREME PRICE AND VOLUME FLUCTUATIONS AND IF WE FACE A CLASS ACTION SUIT DUE TO THE VOLATILITY OF THE PRICE OF OUR COMMON STOCK, REGARDLESS OF THE OUTCOME, SUCH LITIGATION MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND BUSINESS OPERATIONS.

The market price of our securities, if any, may decline below our initial public offering price. The stock market has experienced extreme price and volume fluctuations. In the past, securities class action litigation has often been instituted against various companies following periods of volatility in the market price of their securities. If instituted against us, regardless of the outcome, such litigation would result in substantial costs and a diversion of management's attention and resources, which would increase our operating expenses and affect our financial condition and business operations.

BECAUSE WE DO NOT INTEND TO PAY ANY DIVIDENDS ON OUR COMMON STOCK; HOLDERS OF OUR COMMON STOCK MUST RELY ON STOCK APPRECIATION FOR ANY RETURN ON THEIR INVESTMENT.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

THE SALE OF OUR COMMON STOCK OR ANY FUTURE ADDITIONAL ISSUANCES OF OUR COMMON STOCK MAY RESULT IN IMMEDIATE DILUTION TO EXISTING SHAREHOLDERS.

We are authorized to issue up to 100,000,000 shares of common stock, of which 5,000,000 shares are issued and outstanding as of the March 3, 2011. Our Board of Directors has the authority, without the consent of any of our stockholders, to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges attached to such shares. The sale of our common stock and any future additional issuances of our common stock will result in immediate dilution to our existing shareholders' interests, which may have a dilutive impact on our existing shareholders, and could negatively affect the value of your shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not own interests in any real property. Mr. Shamir Benita, our Treasurer, Secretary and director, has provided us with 500 sq ft of furnished office space located at 2 Duchifat Street, Kibbutz Dovrat, D.N Emek Yezreel 19325, Israel free of charge for at least the next 12 months. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. We also maintain a resident corporate office at 5348 Vegas Dr., Las Vegas, Nevada, 89108. This location is a virtual office that we maintain for $75 per month pursuant to a lease with INC Management, a company affiliated with EastBiz.com, Inc. which provides us with a mailing address for communications, a contact phone number as well as secretarial and administrative services should we need it. Our officers/directors do not work from this location. We may terminate the lease arrangement upon 30 days written notice to INC Management. Finally, we have also contracted with a third party web-hosting service to obtain server space and maintenance for our website at the minimal cost of $30 per month.

ITEM 3. LEGAL PROCEEDINGS.

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest. Our address for service of process in Nevada is 5348 Vegas Dr. Las Vegas, NV 89108 USA, Tel: (888) 284-3821

ITEM 4. (REMOVED AND RESERVED).

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public market for our shares of common stock. Our common stock is presently not traded on any market or securities exchange. We intend in the future to seek a market maker to apply to have our common stock quoted on the Over-the-Counter Bulletin Board, but have not done so to date.

HOLDERS

On March 3, 2011, there were 37 holders of record of our common stock.

DIVIDEND POLICY

As of the date of this Annual Report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into our business.

RECENT SALES OF UNREGISTERED SECURITIES

We have not sold or issued any securities during the fiscal year ended December 31, 2010 without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemption(s) from such registration requirements.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

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

Our offices are currently located at 2 Duchifat Street, Kibbutz Dovrat, D.N Emek Yezreel 19325, Israel. Our telephone number is Tel: 011 (972) 57-946-2208. We have a website at www.winecom.ning.com, however, the information contained on our website does not form a part of this annual report. From our inception on July 1, 2008 to October 2008, we have focused primarily on organizational matters. Due to the continuing financial crisis in 2008 we suspended our operations in October 2008, resuming them in September 2009. Since September 2009 we have been developing our website.

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

From July 1, 2008 (inception) to December 31, 2010, we have incurred accumulated net losses of $4,614. As of December 31, 2010, we had $27,417 in current assets and current liabilities of $12,031. Our auditors' report on the financial statements for the year ended December 31, 2010 includes a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months. We do not anticipate that we will generate revenues at least until we have completed and launched our website.

During 2011, through March 3, 2011, we have sold 1,000,000 shares of common stock for net proceeds of $39,466.

PLAN OF OPERATIONS

We are developing and plan to offer a social networking website that focuses on building online communities of wine lovers. Our website will allow wine lovers to chat, post pictures/videos, share knowledge about their favorite wine, create and share events and manage their wine collections.

Our business objectives for the next 12 months, provided the necessary funding is available, are to:

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

ACTIVITIES TO DATE

We were incorporated in the State of Nevada on July 1, 2008. We are a development stage company. From our inception to date, we have not generated any revenues and our operations have been limited to organizational matters related to the development of our business and our becoming a public company. Since September 2009 we have been developing a social networking website that caters to wine lovers. Our website is currently under development. We expect our website to be ready for public launch during the second quarter of 2011, provided that we have correctly estimated the funds required to execute our business plan.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2010 AND 2009

OPERATING EXPENSES

The Company incurred $2,546 and $1,250 of operating expenses during the years ended December 31, 2010 and 2009, respectively. Substantially all of the Company's expenses have been related to the organization of the business and the filing of its first periodic report with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had total current assets of $[OBJECT OMITTED](consisting of cash of $164 and deferred offering costs of $[OBJECT OMITTED]), total current liabilities of $[OBJECT OMITTED], and working capital of $[OBJECT OMITTED]compared to total current assets of $750 (consisting entirely of cash), total current liabilities of $2,818, and negative working capital of $2,068 as of December 31, 2009.

Deferred offering costs of approximately $[OBJECT OMITTED]consist principally of legal and accounting fees related to the Company's offering of common stock. These costs will be charged to additional paid in capital during the period in which the related proceeds are received.

Historically, we have financed our cash flow and operations from the sale of stock and advances from our director. Net cash provided by financing activities was $[OBJECT OMITTED]from July 1, 2008 (date of inception) to December 31, 2010, including $2,818 loaned to us by our President and Director, Mordechay David and proceeds from the sale of common stock to our executive officers of $20,000, less $19,040 of offering costs related to sales of common stock occurring in 2011. The loans from Mr. David are unsecured, non-interest bearing and due upon demand. Net cash provided by financing activities during the year ended December 31, 2010 was $960 consisting of $20,000 received from our Directors as payment for stock issued in 2008, reduced by offering costs of $19,040 related to the future sale of common stock. We have no external sources of liquidity from financial institutions.

We have not yet generated any revenue from our operations. During 2011, through March 3, 2011, we have sold 1,000,000 shares of common stock for net proceeds of $39,466. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our website costs greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, the successful development of our website, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

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

GOING CONCERN

We have incurred net losses of $4,614 from our inception on July 1, 2008 to December 31, 2010 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2010 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                  Winecom Inc.
                          (A Development Stage Company)
                           December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm                       24

Balance Sheets as of December 31, 2010 and December 31, 2009                  25

Statements of Operations for the Years Ended December 31, 2010 and 2009,
and from July 1, 2008 (Inception) through December 31, 2010                   26

Statements of Stockholders' Equity for the Years Ended December 31, 2010
and 2009, and from July 1, 2008 (Inception) through December 31, 2010         27

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009,
and from July 1, 2008 (Inception) through December 31, 2010                   28

Notes to the Financial Statements                                             29

                   AUDITORS REPORT INSERTS HERE WHEN RECEIVED

                                   WINECOM INC
                                 Balance Sheets

                                                                     December 31,       December 31,
                                                                        2010               2009
                                                                      --------           --------
                                     ASSETS

Current Assets:
  Cash                                                                $    164           $    750
  Deferred offering costs                                               27,253                 --
                                                                      --------           --------
      Total current assets                                              27,417                750
                                                                      --------           --------

      Total assets                                                    $ 27,417           $    750
                                                                      ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Loans payable - director                                            $  2,818           $  2,818
  Accounts payable                                                       9,213                 --
                                                                      --------           --------
      Total current liabilities                                         12,031              2,818
                                                                      --------           --------

      Total liabilities                                                 12,031              2,818
                                                                      --------           --------

Stockholders' Equity (Deficit):
  Preferred Stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                      --                 --
  Common Stock, 100,000,000 shares authorized,
   par value $0.0001, 4,000,000 shares issued and outstanding              400                400
  Additional paid in capital                                            19,600             19,600
  Stock subscriptions receivable                                            --            (20,000)
  Deficit accumulated during the development stage                      (4,614)            (2,068)
                                                                      --------           --------
      Total stockholders' equity (deficit)                              15,386             (2,068)
                                                                      --------           --------

      Total liabilities and stockholders' equity (deficit)            $ 27,417           $    750
                                                                      ========           ========


   The accompanying notes are an integral part of these financial statements.

                                   WINECOM INC
                            Statements of Operations

                                                Years Ended                    July 1, 2008
                                      ---------------------------------       (Inception) to
                                      December 31,         December 31,         December 31,
                                         2010                 2009                 2010
                                      ----------           ----------           ----------
Revenue                               $       --           $       --           $       --
                                      ----------           ----------           ----------
Expenses:
  General and administrative               2,546                1,250                4,614
                                      ----------           ----------           ----------

Loss before income taxes                  (2,546)              (1,250)              (4,614)

Provision for income taxes                    --                   --                   --
                                      ----------           ----------           ----------

Net loss                              $   (2,546)          $   (1,250)          $   (4,614)
                                      ==========           ==========           ==========

Basic and Diluted:
  Loss per common share                        a                    a                    a
                                      ----------           ----------           ----------
Weighted average Number of
 common shares                         4,000,000            4,000,000            4,000,000
                                      ==========           ==========           ==========

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                                   WINECOM INC
                  Statements of Stockholders' Equity (Deficit)

                                                                                               Deficit
                                           Common Stock                                      Accumulated       Total
                                       --------------------                     Stock         During the   Stockholders'
                                       Number of                 Paid in    Subscriptions    Development      Equity
                                        Shares       Amount      Capital      Receivable        Stage        (Deficit)
                                        ------       ------      -------      ----------        -----        ---------
July 1, 2008 (Inception)                     --      $   --      $     --      $     --       $     --       $     --

Common stock issued  to Directors
 for cash ($0.005 per share)          4,000,000         400        19,600       (20,000)            --             --

Net loss                                     --          --            --            --           (818)          (818)
                                      ---------      ------      --------      --------       --------       --------
Balances December 31, 2008            4,000,000         400        19,600       (20,000)          (818)          (818)

Net loss                                     --          --            --            --         (1,250)        (1,250)
                                      ---------      ------      --------      --------       --------       --------
Balance December 31, 2009             4,000,000         400        19,600       (20,000)        (2,068)        (2,068)

Stock subscriptions received                 --          --            --        20,000             --         20,000

Net loss                                     --          --            --            --         (2,546)        (2,546)
                                      ---------      ------      --------      --------       --------       --------

Balance December 31, 2010             4,000,000      $  400      $ 19,600      $     --       $ (4,614)      $ 15,386
                                      =========      ======      ========      ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                                   WINECOM INC
                             Statements of Cashflows

                                                                                            July 1, 2008
                                                          Years Ended December 31,         (Inception) to
                                                        ---------------------------          December 31,
                                                          2010               2009               2010
                                                        --------           --------           --------
OPERATING ACTIVITIES:
  Net loss                                              $ (2,546)          $ (1,250)          $ (4,614)
                                                        --------           --------           --------
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities
     Increase in accounts payable                          1,000                 --              1,000
                                                        --------           --------           --------
          Net cash used by operating activities           (1,546)            (1,250)            (3,614)
                                                        --------           --------           --------
INVESTING ACTIVITIES:
          Net cash used by investing activities               --                 --                 --
                                                        --------           --------           --------
FINANCING ACTIVITIES:
  Proceeds from loans - director                              --              2,000              2,818
  Payment of offering costs                              (19,040)                --            (19,040)
  Proceeds from issuance of common stock                  20,000                 --             20,000
                                                        --------           --------           --------
          Net cash provided by financing activities          960              2,000              3,778
                                                        --------           --------           --------

Net Increase (Decrease) in Cash                             (586)               750                164

Cash, Beginning of Period                                    750                 --                 --
                                                        --------           --------           --------

Cash, End of Period                                     $    164           $    750           $    164
                                                        ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                              $     --           $     --           $     --
                                                        ========           ========           ========
  Income Taxes                                          $     --           $     --           $     --
                                                        ========           ========           ========
NONCASH FINANCING ACTIVITY:
  Deferred offering costs included in accounts
   payable                                              $  8,213           $     --           $  8,213
                                                        ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  WINECOM INC.
                        Notes to the Financial Statements
                     Years Ended December 31, 2010 and 2009


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated under the laws of the state of Nevada on July1, 2008. The Company has limited operations and is considered a development stage company and has not yet realized any revenues from its planned operations. We are focused on developing a social network website that caters to wine lovers. Our website focuses on building online communities of people who share interests, or who are interested in exploring the interests and activities of other members. Our vision is to create social network sites as a form of online community of people who share interests and activities or who are interested in exploring the interests and activities of others.

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

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

INCOME TAXES

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, "Accounting for Income Taxes. It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States and Canada. All of the Company's tax years since inception remain subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations. As of December 31, 2010 and December 31, 2009, the Company had no accrued interest or penalties.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. As of December 31, 2010, the Company has yet to incur software development costs as all development has been performed by the Company's officers.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, "Improving Disclosures about Fair Value Measurements," which clarifies certain existing requirements in ASC 820 "Fair Value Measurements and Disclosures," and requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period beginning after December 15, 2009. The Company's adoption of this guidance did not have an impact on its financial statements and disclosures.

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

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through December 31, 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,614 and will expire 20 years from the date the loss was incurred.

As of December 31, 2010, deferred tax assets consisted of the following:

         Net operating losses (estimated tax rate 15%)          $ 692
         Less: valuation allowance                               (692)
                                                                -----
         Net deferred tax asset                                 $  --
                                                                =====

NOTE 4. STOCKHOLDER'S EQUITY (DEFICIT)

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 1,000,000 shares minimum or 1,500,000 maximum of newly issued common stock at an offering price of $0.04 per share for proceeds of $40,000 minimum or $60,000 maximum. During 2011, through March 3, 2011, we have sold 1,000,000 shares of common stock for proceeds of $39,466, net of transaction costs of $534. The Company will offset these amounts by $27,253 included in deferred offering costs on the consolidated balance sheet as of December 31, 2010.

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

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2010 and 2009 the officers of the Company had advanced $2,818 to the Company. These amounts are non-interest bearing and due on demand.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses for the period from inception (July 1, 2008) through December 31, 2010 totaling $3,614. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 7. SUBSEQUENT EVENTS

During 2011, through March 3, 2011, we have sold 1,000,000 shares of common stock for proceeds of $39,466, net of transaction costs of $534. The Company will offset these amounts by $27,253 included in deferred offering costs on the consolidated balance sheet as of December 31, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2010, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     * Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The name, age and position of each of our directors and executive officers are as follows:

            Name                  Age                Position
            ----                  ---                --------

     Mr. Mordechay David          58      President, and Director

     Mr. Shamir Benita            31      Treasurer, Secretary and Director

MR. MORDECHAY DAVID

Mr. David is our President and director and has served in these capacities since July 1, 2008.

Since November 1988, Mr. David has been employed at the Binyamina Winery in Israel, where he has been responsible for identifying aromas and flavors in wines, for recommending treatments to improve wine quality and for achieving wine flavor profiles which meet marketing needs. At Binyamina, Mr. David has also been responsible for various aspects of the wine production and cellaring process, including management of grapes, juices and wines, chemical and ingredient additions, racks, transfers, clarification, blends, shipping and final preparation for bottling.

We believe Mr. David's qualifications to sit on our board of directors include his years of experience as a winemaker, as well as his substantial knowledge of the wine industry.

MR. SHAMIR BENITA

Mr. Benita is Our Treasurer, Secretary and director, and has served on our Board of Directors since July 1, 2008.

Since July of 2005 Mr. Benita has been employed by the Micheal Project, a supplemental addition to the Israeli education system supported by the Israeli Ministry of Education and implemented in Junior High Schools and High Schools in the Jewish, Arab, Druze and Bedouin educational sectors. Mr. Benita has been responsible for managing the logistical aspects of the Micheal Project. In addition, since August of 2007, Mr. Benita has been a consultant to small businesses in the area of marketing and sales. Mr. Benita has consulted for fit2media.com which is website development and management company, Tamar Ziv, a clothing designer and well as Harbarzel 1, a restaurant in Tel-Aviv during this time.

We believe Mr. Benita's qualifications to sit on our board of directors include his years of experience as a consultant to small businesses such as ours in the area of marketing and sales, as well as his understanding of social networking websites gained while consulting for fit2media.com.

BOARD COMPOSITION

Our Bylaws provide that the Board of Directors shall consist of no less than 1, but not more than 9 directors. Each director serves until his successor is elected and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee "financial expert." As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the executive officers/directors described above.

FAMILY RELATIONSHIPS

There are no familial relationships between our officers and directors.

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto; nor
(iv) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C.1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member. (covering stock, commodities or derivatives exchanges, or other SROs.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Specific due dates for these reports have been established. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2010, each of the forms were filed timely.

ITEM 11. EXECUTIVE COMPENSATION.

We have not paid since our inception, nor do we owe, any compensation to our executive officers, Mr. Mordechay David and Mr. Shamir Benita. There are no arrangements or employment agreements with our executive officers or directors pursuant to which they will be compensated now in the future for any services provided as an executive officer, and we do not anticipate entering into any such arrangements or agreements with them in the foreseeable future.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2010.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

There are currently no employments or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2010 for:

     * each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

     *    each of our executive officers;

     *    each of our directors; and

     *    all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o Winecom Inc., 2 Duchifat Street, Kibbutz Dovrat, D.N Emek Yezreel 19325, Israel.

The percentage ownership information shown in the table below is calculated based on 4,000,000 shares of our common stock issued and outstanding as of December 31, 2010 . We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

  Title of                                                           Amount and Nature of        Percentage
   Class                         Name of Beneficial Owner            Beneficial Ownership         of Class
   -----                         ------------------------            --------------------         --------
Common Stock               Mr. Mordechay David, President                  2,000,000                50.00%
                           and Director

Common Stock               Mr. Shamir Benita, Treasurer, Secretary         2,000,000                50.00%
                           and Director

All officers and directors                                                 4,000,000               100.00%
 as a group (2 persons)

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

We do not have any issued and outstanding securities that are convertible into common stock. None of our stockholders are entitled to registration rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Our determination of independence of directors is made using the definition of "independent director" contained in Rule 4200(a) (15) of the Marketplace Rules of the NASDAQ Stock Market ("NASDAQ"), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of "independent" as within the meaning of such rules as a result of their current positions as our executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2010 and 2009 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

                                          Year Ended        Year Ended
                                          December 31,      December 31,
                                             2010              2009
                                           --------          --------
Audit Fees and Audit Related Fees          $  5,800          $     --
Tax Fees                                         --                --
All Other Fees                                   --                --
                                           --------          --------
TOTAL                                      $  5,800          $     --
                                           ========          ========

In the above table, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

PRE APPROVAL POLICIES AND PROCEDURES

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

                                        WINECOM INC.


Date: March 15, 2011                    By: /s/ Mordechay David
                                            ------------------------------------
                                            Mordechay David,
                                            President and Director
                                            (Principal Executive Officer)