Form 10-K/A
period 2010-12-31
WINECOM INC.
filed 2011-03-16
CIK 1491471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                (Amendment No.1)

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

                                EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the Form 10-K) to include the report of its registered independent auditor in its financial statements included in Item 15 and to disclose in Item 9B the appointment of Routh Stock Transfer Agent as its Stock Transfer Agent and Registrar effective December 22, 2010.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

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

                    REPORT OF REGISTERED INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Winecom, Inc.:

We have audited the accompanying balance sheets of Winecom Inc. (a Nevada corporation in the development stage) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the periods ended December 31, 2010 and 2009, and from inception (July 1, 2008) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winecom, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the periods ended December 31, 2010 and 2009, and from inception (July 1, 2008) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as December 31, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Weinberg & Baer LLC
---------------------------------
Weinberg & Baer LLC
Baltimore, Maryland
February 17, 2011

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

ITEM 9B. OTHER INFORMATION.

Effective December 22, 2010, the Company appointed Routh Stock Transfer Agent as its Stock Transfer Agent and Registrar.

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

                                        WINECOM INC.


Date: March 16, 2011                    By: /s/ Mordechay David
                                            ------------------------------------
                                            Mordechay David,
                                            President and Director
                                            (Principal Executive Officer)