Form 10-Q
period 2011-03-31
WINECOM INC.
filed 2011-05-13
CIK 1491471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended March 31, 2011

[ ] Transition report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

             For the transition period from _________ to _________.

                        Commission file number 333-167227


                                  WINECOM INC.
             (Exact name of registrant as specified in its Charter)

             Nevada                                              26-2944840
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

         2 Duchifat Street,
Kibbutz Dovrat, D.N Emek Yezreel, Israel                           19325
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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 14, 2011, the Company had outstanding 5,000,000 shares of common stock, par value $0.0001.

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION................................................ 3

     Item 1.   Financial Statements........................................... 3

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................10

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....12

     Item 4.   Controls and Procedures........................................13

PART II - OTHER INFORMATION...................................................13

     Item 1.   Legal Proceedings..............................................13

     Item 1A.  Risk Factors...................................................13

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....13

     Item 3.   Defaults Upon Senior Securities................................13

     Item 4.   Removed and Reserved...........................................13

     Item 5.   Other Information..............................................13

     Item 6.   Exhibits.......................................................13

SIGNATURES....................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   WINECOM INC
                            Condensed Balance Sheets

                                                                              March 31,        December 31,
                                                                                2011               2010
                                                                              --------           --------
                                                                            (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                        $ 28,877           $    164
  Deferred offering costs                                                           --             27,253
                                                                              --------           --------
      TOTAL CURRENT ASSETS                                                      28,877             27,417
                                                                              --------           --------

      TOTAL ASSETS                                                            $ 28,877           $ 27,417
                                                                              ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loans payable - director                                                    $  2,818           $  2,818
  Accounts payable                                                               4,352              9,213
                                                                              --------           --------
      TOTAL CURRENT LIABILITIES                                                  7,170             12,031
                                                                              --------           --------
      TOTAL LIABILITIES                                                          7,170             12,031
                                                                              --------           --------
STOCKHOLDERS' EQUITY:
  Preferred Stock, 50,000,000 shares authorized, par value $0.0001, no shares issued and outstanding Common Stock, 100,000,000 shares authorized, par value $0.0001, 5,000,000 and 4,000,000 shares
   issued and outstanding, respectively                                            500                400
  Additional paid in capital                                                    31,713             19,600
  Deficit accumulated during the development stage                             (10,506)            (4,614)
                                                                              --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                                21,707             15,386
                                                                              --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 28,877           $ 27,417
                                                                              ========           ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                   WINECOM INC
                 Condensed Statements of Operations (Unaudited)

                                                                                           July 1, 2008
                                                         Three Months Ended              (Inception) to
                                                              March 31,                      March 31,
                                                     2011                 2010                 2011
                                                  ----------           ----------           ----------
REVENUE                                           $       --           $       --           $       --
                                                  ----------           ----------           ----------
EXPENSES:
  General and administrative                           5,892                   44               10,506
                                                  ----------           ----------           ----------
Loss before income taxes                              (5,892)                 (44)             (10,506)

Provision for income taxes                                --                   --                   --
                                                  ----------           ----------           ----------

NET LOSS                                          $   (5,892)          $      (44)          $  (10,506)
                                                  ==========           ==========           ==========
Basic and Diluted:
  Loss per common share                                    a                    a
                                                  ----------           ----------

Weighted average Number of common shares           4,300,000            4,000,000
                                                  ==========           ==========

----------
a = Less than ($0.01) per share


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                   WINECOM INC
       Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

                                                                                              Deficit
                                            Common Stock                                    Accumulated      Total
                                         -------------------                    Stock        During the   Stockholders'
                                         Number of                 Paid in   Subscriptions  Development     Equity
                                          Shares      Amount       Capital    Receivable       Stage       (Deficit)
                                          ------      ------       -------    ----------       -----       ---------
July 1, 2008 (Inception)                       --     $   --      $     --     $     --     $      --     $      --

Common stock issued  to Directors
 for cash ($0.005 per share)            4,000,000        400        19,600      (20,000)           --            --
Net loss                                       --         --            --           --          (818)         (818)
                                        ---------     ------      --------     --------     ---------     ---------
Balances December 31, 2008              4,000,000        400        19,600      (20,000)         (818)         (818)

Net loss                                       --         --            --           --        (1,250)       (1,250)
                                        ---------     ------      --------     --------     ---------     ---------
Balance December 31, 2009               4,000,000        400        19,600      (20,000)       (2,068)       (2,068)

Stock subscriptions received                   --         --            --       20,000            --        20,000
Net loss                                       --         --            --           --        (2,546)       (2,546)
                                        ---------     ------      --------     --------     ---------     ---------
Balance December 31, 2010               4,000,000        400        19,600           --        (4,614)       15,386

Common stock issued for cash, net of
 offering costs ($0.04 per share)       1,000,000        100        12,113           --            --        12,213
Net loss                                       --         --            --           --        (5,892)       (5,892)
                                        ---------     ------      --------     --------     ---------     ---------

Balance March 31, 2011                  5,000,000     $  500      $ 31,713     $     --     $ (10,506)    $  21,707
                                        =========     ======      ========     ========     =========     =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                   WINECOM INC
                  Condensed Statements of Cashflows (Unaudited)

                                                                                                 July 1, 2008
                                                                   Three Months Ended           (Inception) to
                                                                        March 31,                   March 31,
                                                                2011               2010               2011
                                                              --------           --------           --------
OPERATING ACTIVITIES:
  Net loss                                                    $ (5,892)          $    (44)          $(10,506)
  Adjustments To Reconcile Net Loss To Net Cash Used
   By Operating Activities
     Increase (decrease) in accounts payable                    (4,862)                --              4,352
                                                              --------           --------           --------
           NET CASH USED BY OPERATING ACTIVITIES               (10,754)               (44)            (6,154)
                                                              --------           --------           --------
INVESTING ACTIVITIES:
  Net cash used by investing activities                             --                 --                 --
                                                              --------           --------           --------
FINANCING ACTIVITIES:
  Proceeds from loans - director                                    --                 --              2,818
  Payment of offering costs                                       (533)                --            (27,787)
  Proceeds from issuance of common stock                        40,000             20,000             60,000
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES            39,467             20,000             35,031
                                                              --------           --------           --------
Net Increase in Cash                                            28,713             19,956             28,877

Cash, Beginning of Period                                          164                750                 --
                                                              --------           --------           --------

Cash, End of Period                                           $ 28,877           $ 20,706           $ 28,877
                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                                  $     --           $     --           $     --
                                                              ========           ========           ========
    Income Taxes                                              $     --           $     --           $     --
                                                              ========           ========           ========


              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  WINECOM INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2011


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements of Winecom Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2011 and December 31, 2010 and its results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of March 31, 2011 and December 31, 2010, the Company had no accrued interest or penalties.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. As of March 31, 2011, the Company has yet to incur software development costs as all development has been performed by the Company's officers.

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

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through March 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,600 and will expire 20 years from the date the loss was incurred.

NOTE 4. STOCKHOLDER'S EQUITY

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

During the three months ended March 31, 2011, the Company sold 1,000,000 shares of common stock for proceeds of $39,466, net of transaction costs of $534. The Company offset these amounts by $27,253 included in deferred offering costs on the consolidated balance sheet as of December 31, 2010.

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2010 and March 31, 2011 the officers of the Company had advanced $2,818 to the Company. These amounts are non-interest bearing and due on demand.

During 2008, the Company issued 4,000,000 common shares to its directors for cash consideration. See Note 4.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses for the period from inception (July 1, 2008) through March 31, 2011 totaling $10,506. While the Company has cash of $28,877 as of March 31, 2011, it has never generated revenues, there can be no assurance that revenues will ever be generated, and the Company does not have sufficient working capital to implement its business plan to the its fullest potential. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GENERAL

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended December 31, 2010 included in our Form 10-K/A filed with the Securities and Exchange Commission on March 16, 2011. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

Winecom Inc. was incorporated under the laws of the state of Nevada on July 1, 2008 and is engaged in the development of an Internet social website that caters to wine lovers.

Our offices are currently located at 2 Duchifat Street, Kibbutz Dovrat, D.N Emek Yezreel 19325, Israel. Our telephone number is Tel: 011 (972) 57-946-2208. We have a website at www.winecom.ning.com,. From our inception on July 1, 2008 to October 2008, we have focused primarily on organizational matters. Due to the continuing financial crisis in 2008 we suspended our operations in October 2008, resuming them in September 2009. Since September 2009 we have been developing our website.

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

From July 1, 2008 (inception) to March 31, 2011, we have incurred accumulated net losses of $10,506. As of March 31, 2011, we had $28,877 in current assets and current liabilities of $7,169. Our auditors' report on the financial statements for the year ended December 31, 2010 included a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months. We do not anticipate that we will generate revenues at least until we have completed and launched our website.

During the three months ended March 31, 2011, we sold 1,000,000 shares of common stock for net proceeds of $39,466.

During the fiscal period ending March 31, 2011 we completed the integration of Facebook and Twitter into our user sign-up process, delivering to existing Facebook or Twitter users a streamlined method of website registration. Users with Facebook or Twitter accounts will now be able to join the Winecom community without the need to register separately through the Winecom site.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

OPERATING EXPENSES

The Company incurred $5,892 of operating expenses during the three months ended March 31, 2011 compared to $44 incurred during the three months ended March 31, 2010. The Company's expense in 2011 included $4,000 of accounting fees, $876 of stock transfer agent fees, and $400 of SEC filing fees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had total current assets of $28,877 (consisting entirely of cash), total current liabilities of $7,170, and working capital of $21,707 compared to total current assets of $27,417 (consisting of cash of $164 and deferred offering costs of $27,253), total current liabilities of $12,031, and working capital of $15,386 as of December 31, 2010.

Historically, we have financed our cash flow and operations from the sale of stock and advances from our director. Net cash provided by financing activities was $35,032 from July 1, 2008 (date of inception) to March 31, 2011, including $2,818 loaned to us by our President and Director, Mordechay David and $32,214 of net proceeds from the sale of common stock. The loans from Mr. David are unsecured, non-interest bearing and due upon demand. Net cash provided by financing activities during the three months ended March 31, 2011 was $39,467 consisting of $40,000 received from the sale of common stock, reduced by offering costs of $533. We have no external sources of liquidity from financial institutions.

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

GOING CONCERN

We have incurred net losses of $10,506 from our inception on July 1, 2008 to March 31, 2011 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2010 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2011, the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                         WINECOM INC.


Date: May 13, 2011                       By: /s/ Merdechay David
                                             -----------------------------------
                                             Merdechay David,
                                             President and Director
                                             (Principal Executive Officer)