Form 10-Q
period 2011-06-30
WINECOM INC.
filed 2011-08-15
CIK 1491471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 11, 2011 the Company had outstanding 5,000,000 shares of common stock, par value $0.0001.

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION................................................ 3

     Item 1.  Financial Statements............................................ 3

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......14

     Item 4.  Controls and Procedures.........................................14

PART II - OTHER INFORMATION...................................................14

     Item 1.  Legal Proceedings...............................................14

     Item 1A. Risk Factors....................................................14

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....14

     Item 3.  Defaults Upon Senior Securities.................................14

     Item 4.  Removed and Reserved............................................15

     Item 5.  Other Information...............................................15

     Item 6.  Exhibits........................................................15

SIGNATURES....................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   WINECOM INC
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                                June 30,          December 31,
                                                                                  2011               2010
                                                                                --------           --------
                                                                              (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                          $ 24,275            $   164
  Deferred offering costs                                                             --             27,253
                                                                                --------           --------
      TOTAL CURRENT ASSETS                                                        24,275             27,417
                                                                                --------           --------

      TOTAL ASSETS                                                              $ 24,275           $ 27,417
                                                                                ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loans payable - director                                                      $  2,818           $  2,818
  Accounts payable                                                                14,840              9,213
                                                                                --------           --------
      TOTAL CURRENT LIABILITIES                                                   17,658             12,031
                                                                                --------           --------

      TOTAL LIABILITIES                                                           17,658             12,031
                                                                                --------           --------

STOCKHOLDERS' EQUITY:
  Preferred Stock, 50,000,000 shares authorized, par value $0.0001, no shares issued and outstanding
  Common Stock, 100,000,000 shares authorized, par value $0.0001,
   5,000,000 and 4,000,000 shares issued and outstanding, respectively               500                400
  Additional paid in capital                                                      31,713             19,600
  Deficit accumulated during the development stage                               (25,596)            (4,614)
                                                                                --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                                   6,617             15,386
                                                                                --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 24,275           $ 27,417
                                                                                ========           ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                   WINECOM INC
                          (A Development Stage Company)
                 Condensed Statements of Operations (Unaudited)

                                              Three Months Ended             Six Months Ended        July 1, 2008
                                                   June 30,                      June 30,           (Inception) to
                                          -------------------------     --------------------------     June 30,
                                             2011           2010           2011            2010          2011
                                          ----------     ----------     ----------      ----------    ----------
REVENUE                                   $       --     $       --     $       --      $       --    $       --
                                          ----------     ----------     ----------      ----------    ----------

EXPENSES:
  General and administrative                  15,091            732         20,982             776        25,596
                                          ----------     ----------     ----------      ----------    ----------
Loss before income taxes                     (15,091)          (732)       (20,982)           (776)      (25,596)
Provision for income taxes                        --             --             --              --            --
                                          ----------     ----------     ----------      ----------    ----------

Net loss                                  $  (15,091)    $     (732)    $  (20,982)     $     (776)   $  (25,596)
                                          ==========     ==========     ==========      ==========    ==========
Basic and Diluted:
  Loss per common share                            a              a              a               a
                                          ----------     ----------     ----------      ----------

Weighted Average Number of Common Shares   5,000,000      4,000,000      4,651,934       4,000,000
                                          ==========     ==========     ==========      ==========

----------
a = Less than ($0.01) per share


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                   WINECOM INC
                          (A Development Stage Company)
       Condensed Statements of Stockholders' Equity (Deficit) (Unaudited)

                                                                                                Deficit
                                           Common Stock                                       Accumulated       Total
                                       --------------------                       Stock       During the    Stockholders'
                                       Number of                   Paid in     Subscriptions  Development      Equity
                                        Shares       Amount        Capital      Receivable       Stage        (Deficit)
                                        ------       ------        -------      ----------       -----        ---------
July 1, 2008 (Inception)                      --    $      --     $      --     $      --     $      --     $      --

Common stock issued  to Directors
 for cash ($0.005 per share)           4,000,000          400        19,600       (20,000)           --            --
Net loss                                      --           --            --            --          (818)         (818)
                                       ---------    ---------     ---------     ---------     ---------     ---------
Balance December 31, 2008              4,000,000          400        19,600       (20,000)         (818)         (818)

Net loss                                      --           --            --            --        (1,250)       (1,250)
                                       ---------    ---------     ---------     ---------     ---------     ---------
Balance December 31, 2009              4,000,000          400        19,600       (20,000)       (2,068)       (2,068)

Stock subscriptions received                  --           --            --        20,000            --        20,000
Net loss                                      --           --            --            --        (2,546)       (2,546)
                                       ---------    ---------     ---------     ---------     ---------     ---------
Balance December 31, 2010              4,000,000          400        19,600            --        (4,614)       15,386

Common stock issued for cash, net of
 offering costs ($0.04 per share)      1,000,000          100        12,113            --            --        12,213
Net loss                                      --           --            --            --       (20,982)      (20,982)
                                       ---------    ---------     ---------     ---------     ---------     ---------
Balance June 30, 2011                  5,000,000    $     500     $  31,713     $      --     $ (25,596)    $   6,617
                                       =========    =========     =========     =========     =========     =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                   WINECOM INC
                          (A Development Stage Company)
                  Condensed Statements of Cashflows (Unaudited)

                                                                   Six Months Ended               July 1, 2008
                                                                        June 30,                 (Inception) to
                                                              ---------------------------           June 30,
                                                                2011               2010               2011
                                                              --------           --------           --------
OPERATING ACTIVITIES:
  Net loss                                                    $(20,982)          $   (776)          $(25,596)
  Adjustments To Reconcile Net Loss To Net Cash
   Used By Operating Activities
     Increase in accounts payable                                5,627                 --             14,840
                                                              --------           --------           --------
           NET CASH USED BY OPERATING ACTIVITIES               (15,355)              (776)           (10,756)
                                                              --------           --------           --------

INVESTING ACTIVITIES:

           NET CASH USED BY INVESTING ACTIVITIES                    --                 --                 --
                                                              --------           --------           --------
FINANCING ACTIVITIES:
  Proceeds from loans - director                                    --                 --              2,818
  Payment of offering costs                                       (534)            (8,675)           (27,787)
  Proceeds from issuance of common stock                        40,000             20,000             60,000
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES            39,466             11,325             35,031
                                                              --------           --------           --------
Net Increase in Cash                                            24,111             10,549             24,275
Cash, Beginning of Period                                          164                750                 --
                                                              --------           --------           --------

Cash, End of Period                                           $ 24,275           $ 11,299           $ 24,275
                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                    $     66           $     --           $     66
                                                              ========           ========           ========
  Income Taxes                                                $     --           $     --           $     --
                                                              ========           ========           ========


              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  WINECOM INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2011


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements of Winecom Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2011 and December 31, 2010 and its results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable and loan payable - director approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2011 and December 31, 2010, the Company had no accrued interest or penalties.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. As of June 30, 2011, the Company has yet to incur software development costs as all development has been performed by the Company's officers.

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

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through June 30, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $25,596 and will expire 20 years from the date the loss was incurred.

NOTE 4. STOCKHOLDER'S EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001. All shares of common stock have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On July 1, 2008, the Company issued 4,000,000 shares of common stock to its directors for cash consideration of $20,000. The cash proceeds were received during the year ended December 31, 2010.

During the six months ended June 30, 2011, the Company sold 1,000,000 shares of common stock for proceeds of $39,467, net of transaction costs of $533. The Company offset these amounts by $27,253 included in deferred offering costs on the consolidated balance sheet as of December 31, 2010.

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2010 and June 30, 2011 the Company owed its officers $2,818 for amounts advanced by the officers. These amounts are non-interest bearing and due on demand.

During 2008, the Company issued 4,000,000 shares of common stock to its directors for cash consideration. See Note 4.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses for the period from inception (July 1, 2008) through June 30, 2011 totaling $25,596. While the Company has cash of $24,275 as of June 30, 2011, it has never generated revenues, there can be no assurance that revenues will ever be generated, and the Company does not have sufficient working capital to implement its business plan to its fullest potential. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our offices are currently located at 2 Duchifat Street, Kibbutz Dovrat, D.N Emek Yezreel 19325, Israel. Our telephone number is Tel: 011 (972) 57-946-2208. We have a website at www.winecom.ning.com,. From our inception on July 1, 2008 to October 2008, we focused primarily on organizational matters. Due to the continuing financial crisis in 2008 we suspended our operations in October 2008, resuming them in September 2009. Since September 2009 we have been developing our website.

We are developing and plan to offer a social networking website that focuses on building online communities of wine lovers. Our website will allow wine lovers to chat, post pictures/videos, share wine expertise and experiences, create and share events, and manage their wine collections. Our website, available at winecom.ning.com, is accessible but is still a work-in-progress and in the development stage..

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

From July 1, 2008 (inception) to June 30, 2011, we have incurred accumulated net losses of $25,596. As of June 30, 2011, we had $24,276 in current assets and current liabilities of $17,658. Our auditors' report on the financial statements for the year ended December 31, 2010 included a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months. We do not anticipate that we will generate revenues at least until we have completed and launched our website.

During the first quarter of 2011, we sold 1,000,000 shares of common stock for net proceeds of $39,466. The Company previously incurred and additional $27,253 of deferred offering costs during the year ended December 31, 2010, resulting in net proceeds of $12,213.

During the six months ended June 30, 2011 we completed the integration of Facebook and Twitter into our user sign-up process, delivering to existing Facebook or Twitter users a streamlined method of website registration. Users with Facebook or Twitter accounts will now be able to join the Winecom community without the need to register separately through the Winecom site. We have also set up photo importing from Flickr, which allows members to easily import any public photos they have on Flickr to our website.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

OPERATING EXPENSES

The Company incurred $20,982 of operating expenses during the six months ended June 30, 2011 compared to $776 incurred during the six months ended June 30, 2010. The Company's expenses in 2011 included $10,507 of professional fees related to the filing of financial reports with the SEC, $7,500 of consulting services related to various matters concerning the Company's publicly company status, and $1,950 of travel expenses.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

OPERATING EXPENSES

The Company incurred $15,091 of operating expenses during the three months ended June 30, 2011 compared to $732 incurred during the three months ended June 30, 2010. The Company's expenses in 2011 included $4,588 of professional fees related to the filing of financial reports with the SEC, $7,500 of consulting services related to various matters concerning the Company's publicly company status, and $1,950 of travel expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had total current assets of $24,276 (consisting entirely of cash), total current liabilities of $17,658, and working capital of $6,617 compared to total current assets of $27,417 (consisting of cash of $164 and deferred offering costs of $27,253), total current liabilities of $12,031, and working capital of $15,386 as of December 31, 2010.

Historically, we have financed our operations from the sale of common stock and advances from our director. Net cash provided by financing activities was $35,032 from July 1, 2008 (date of inception) to June 30, 2011, consisting of $2,818 loaned to us by our President and Director, Mordechay David and $32,214 of net proceeds from the sale of common stock. The loans from Mr. David are unsecured, non-interest bearing and due upon demand. Net cash provided by financing activities during the six months ended June 30, 2011 was $39,467 consisting of $40,000 received from the sale of common stock, reduced by offering costs of $533. We have no external sources of liquidity from financial institutions.

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

GOING CONCERN

We have incurred net losses of $25,596 from our inception on July 1, 2008 to June 30, 2011 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2010 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2011, the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                         WINECOM INC.


Date: August 11, 2011                    By: /s/ Merdechay David
                                             -----------------------------------
                                             Merdechay David,
                                             President and Director
                                             (Principal Executive Officer)