Form 10-Q
period 2011-09-30
WINECOM INC.
filed 2011-11-14
CIK 1491471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the quarterly period ended September 30, 2011

[ ] Transition report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the transition period from _______ to _______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 14, 2011 the Company had outstanding 5,000,000 shares of common stock, par value $0.0001.

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........13

Item 4.  Controls and Procedures..............................................13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................13

Item 1A. Risk Factors.........................................................13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........13

Item 3.  Defaults Upon Senior Securities......................................13

Item 4.  Removed and Reserved.................................................13

Item 5.  Other Information....................................................14

Item 6.  Exhibits.............................................................14

SIGNATURES....................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   WINECOM INC
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                       September 30,       December 31,
                                                                           2011               2010
                                                                         --------           --------
                                                                        (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $  7,295           $    164
  Deferred offering costs                                                      --             27,253
                                                                         --------           --------
      TOTAL CURRENT ASSETS                                                  7,295             27,417
                                                                         --------           --------

      TOTAL ASSETS                                                       $  7,295           $ 27,417
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans payable - director                                               $  2,818           $  2,818
  Accounts payable                                                         15,634              9,213
                                                                         --------           --------
      TOTAL CURRENT LIABILITIES                                            18,452             12,031
                                                                         --------           --------
      TOTAL LIABILITIES                                                    18,452             12,031
                                                                         --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding
  Common Stock, 100,000,000 shares authorized, par
   value $0.0001, 5,000,000 and 4,000,000 shares issued
   and outstanding, respectively                                              500                400
  Additional paid in capital                                               31,713             19,600
  Deficit accumulated during the development stage                        (43,370)            (4,614)
                                                                         --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (11,157)            15,386
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  7,295           $ 27,417
                                                                         ========           ========


         The accompanying notes are an integral part of these condensed financial statements.

                                   WINECOM INC
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)

                                     Three Months Ended                 Nine Months Ended             July 1, 2008
                                        September 30,                      September 30,             (Inception) to
                                 ---------------------------       ----------------------------       September 30,
                                    2011             2010             2011              2010              2011
                                 ----------       ----------       ----------        ----------        ----------
REVENUE                          $       --       $       --       $       --        $       --        $       --
                                 ----------       ----------       ----------        ----------        ----------
EXPENSES
  General and administrative         17,774              691           38,756             1,467            43,370
                                 ----------       ----------       ----------        ----------        ----------
Loss before income taxes            (17,774)            (691)         (38,756)           (1,467)          (43,370)

Provision for income taxes               --               --               --                --                --
                                 ----------       ----------       ----------        ----------        ----------

NET LOSS                         $  (17,774)      $     (691)      $  (38,756)       $   (1,467)       $  (43,370)
                                 ==========       ==========       ==========        ==========        ==========
Basic and Diluted:
 Loss Per Common Share                    a                a                a                 a
                                 ----------       ----------       ----------        ----------
Weighted Average Number of
 Common Shares                    5,000,000        4,000,000        4,769,231         4,000,000
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

                                   WINECOM INC
                          (A Development Stage Company)
             Condensed Statements of Stockholders' Equity (Deficit)
                                  (Unaudited)

                                                                                                   Deficit
                                            Common Stock                                         Accumulated         Total
                                        --------------------                         Stock       During the      Stockholders'
                                       Number of                     Paid in      Subscriptions  Development        Equity
                                        Shares        Amount         Capital       Receivable       Stage          (Deficit)
                                        ------        ------         -------       ----------       -----          ---------
July 1, 2008 (Inception)                      --     $      --      $      --      $      --       $      --       $      --

Common stock issued  to Directors
 for cash ($0.005 per share)           4,000,000           400         19,600        (20,000)             --              --

Net loss                                      --            --             --             --            (818)           (818)
                                       ---------     ---------      ---------      ---------       ---------       ---------
Balance December 31, 2008              4,000,000           400         19,600        (20,000)           (818)           (818)

Net loss                                      --            --             --             --          (1,250)         (1,250)
                                       ---------     ---------      ---------      ---------       ---------       ---------
Balance December 31, 2009              4,000,000           400         19,600        (20,000)         (2,068)         (2,068)

Stock subscriptions received                  --            --             --         20,000              --          20,000

Net loss                                      --            --             --             --          (2,546)         (2,546)
                                       ---------     ---------      ---------      ---------       ---------       ---------
Balance December 31, 2010              4,000,000           400         19,600             --          (4,614)         15,386

Common stock issued for cash, net of
 offering costs ($0.04 per share)      1,000,000           100         12,113             --              --          12,213

Net loss                                      --            --             --             --         (38,756)        (38,756)
                                       ---------     ---------      ---------      ---------       ---------       ---------

Balance September 30, 2011             5,000,000     $     500      $  31,713      $      --       $ (43,370)      $ (11,157)
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

                                   WINECOM INC
                          (A Development Stage Company)
                        Condensed Statements of Cashflows
                                  (Unaudited)

                                                                   Nine Months Ended              July 1, 2008
                                                                      September 30,              (Inception) to
                                                              ---------------------------         September 30,
                                                                2011               2010               2011
                                                              --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                                    $(38,756)          $ (1,467)          $(43,370)
  Adjustments To Reconcile Net Loss To Net Cash
   Used By Operating Activities
     Increase in accounts payable                                6,421              1,038             15,634
                                                              --------           --------           --------
           NET CASH USED BY OPERATING ACTIVITIES               (32,335)              (429)           (27,736)
                                                              --------           --------           --------

INVESTING ACTIVITIES

           NET CASH USED BY INVESTING ACTIVITIES                    --                 --                 --
                                                              --------           --------           --------

FINANCING ACTIVITIES
  Proceeds from loans - director                                    --                 --              2,818
  Payment of offering costs                                       (534)            (9,887)           (27,787)
  Proceeds from issuance of common stock                        40,000             20,000             60,000
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES            39,466             10,113             35,031
                                                              --------           --------           --------
Net Increase in Cash                                             7,131              9,684              7,295
Cash, Beginning of Period                                          164                750                 --
                                                              --------           --------           --------

Cash, End of Period                                           $  7,295           $ 10,434           $  7,295
                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for
  Interest                                                    $     --           $     --           $     --
                                                              ========           ========           ========
  Income Taxes                                                $     --           $     --           $     --
                                                              ========           ========           ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  WINECOM INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2011


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements of Winecom Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2011 and December 31, 2010 and its results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of September 30, 2011 and December 31, 2010, the Company had no accrued interest or penalties.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. As of September 30, 2011, the Company has yet to incur software development costs as all development has been performed by the Company's officers.

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

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through September 30, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $43,370 and will expire 20 years from the date the loss was incurred.

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

During the nine months ended September 30, 2011, the Company sold 1,000,000 shares of common stock for proceeds of $39,467, net of transaction costs of $533. The Company offset these amounts by $27,253 included in deferred offering costs on the consolidated balance sheet as of December 31, 2010.

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2010 and September 30, 2011 the Company owed its officers $2,818 for amounts advanced by the officers. These amounts are non-interest bearing and due on demand.

During 2008, the Company issued 4,000,000 shares of common stock to its directors for cash consideration. See Note 4.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses for the period from inception (July 1, 2008) through September 30, 2011 totaling $43,370. The Company has cash of $7,295 as of September 30, 2011 and has never generated revenues. There can be no assurance that revenues will ever be generated, and the Company does not have sufficient working capital to implement its business plan to its fullest potential. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

OVERVIEW

Winecom Inc. was incorporated under the laws of the state of Nevada on July 1, 2008 and is engaged in the development of an Internet social website that caters to wine lovers. Our common stock is quoted on the OTC Bulletin Board under the symbol "WNCM.OB".

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

From July 1, 2008 (inception) to September 30, 2011, we have incurred accumulated net losses of $43,370. As of September 30, 2011, we had $7,295 in current assets and current liabilities of $18,452. Our auditors' report on the financial statements for the year ended December 31, 2010 included a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months. We do not anticipate that we will generate revenues at least until we have completed and launched our website.

During the first quarter of 2011, we sold 1,000,000 shares of common stock for gross proceeds of $40,000 and incurred offering costs of $533. The Company previously incurred an additional $27,253 of deferred offering costs during the year ended December 31, 2010, resulting in net proceeds of $12,213.

During the nine months ended September 30, 2011 we completed the integration of Facebook and Twitter into our user sign-up process, delivering to existing Facebook or Twitter users a streamlined method of website registration. Users with Facebook or Twitter accounts will now be able to join the Winecom community without the need to register separately through the Winecom site. We have also set up photo importing from Flickr, which allows members to easily import any public photos they have on Flickr to our website. . We now support Google +1. Our members can recommend our content and their content to their friends. Additionally, if our members are sharing their +1s publicly, the content they have shared will be viewable in Google+, to their Circles and on the +1 list.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

OPERATING EXPENSES

The Company incurred $38,756 of operating expenses during the nine months ended September 30, 2011 compared to $1,476 incurred during the nine months ended September 30, 2010. The Company's expenses in 2011 included $14,976 of professional fees related to the filing of financial reports with the SEC, $20,354 of consulting services related to various matters concerning the Company's publicly company status, and $1,950 of travel expenses.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

OPERATING EXPENSES

The Company incurred $17,774 of operating expenses during the three months ended September 30, 2011 compared to $691 incurred during the three months ended September 30, 2010. The Company's expenses in 2011 included $5,960 of professional fees related to the filing of financial reports with the SEC, $11,469 of consulting services related to various matters concerning the Company's publicly company status, and $345 of general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had total current assets of $7,295 (consisting entirely of cash), total current liabilities of $18,452, and a working capital deficit of $11,157 compared to total current assets of $27,417 (consisting of cash of $164 and deferred offering costs of $27,253), total current liabilities of $12,031, and working capital of $15,386 as of December 31, 2010.

Historically, we have financed our operations from the sale of common stock and advances from our director. Net cash provided by financing activities was $35,031 from July 1, 2008 (date of inception) to September 30, 2011, consisting of $2,818 loaned to us by our President and Director, Mordechay David and $32,213 of net proceeds from the sale of common stock. The loans from Mr. David are unsecured, non-interest bearing and due upon demand. Net cash provided by financing activities during the nine months ended September 30, 2011 was $39,467 consisting of $40,000 received from the sale of common stock, reduced by offering costs of $533. We have no external sources of liquidity from financial institutions.

We have not yet generated any revenue from our operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our website costs greater than we have budgeted. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, the successful development of our website, a successful marketing and promotion program, and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are not able to raise any funds, we will not have sufficient capital to carry out our business plan as planned and will likely lack the funds to operate our business at all. We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

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

GOING CONCERN

We have incurred net losses of $43,370 from our inception on July 1, 2008 to September 30, 2011 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2010 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2011, the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

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

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WINECOM INC.


Date: November 14, 2011                  By: /s/ Merdechay David
                                             -----------------------------------
                                             Merdechay David,
                                             President and Director
                                             (Principal Executive Officer)