Form 10-K
period 2011-12-31
WINECOM INC.
filed 2012-03-21
CIK 1491471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For fiscal year ended December 31, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

As of March 3, 2012, there were 5,000,000 shares of our common stock issued and outstanding.

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

                                TABLE OF CONTENTS

PART I

ITEM 1.     Business                                                           4
ITEM 1A.    Risk Factors                                                      11
ITEM 1B.    Unresolved Staff Comments                                         11
ITEM 2.     Properties                                                        11
ITEM 3.     Legal Proceedings                                                 12
ITEM 4.     Removed and Reserved                                              12

PART II

ITEM 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 12
ITEM 6.     Selected Financial Data                                           12
ITEM 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             12
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk        16
ITEM 8.     Financial Statements and Supplementary Data                       17
ITEM 9.     Changes In and Disagreements with Accountants on Accounting and
            Financial Disclosure                                              27
ITEM 9A[T]. Controls and Procedures                                           27
ITEM 9B.    Other Information                                                 28

PART III

ITEM 10.    Directors, Executive Officers, and Corporate Governance           28
ITEM 11.    Executive Compensation                                            30
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   31
ITEM 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                      32
ITEM 14.    Principal Accounting Fees and Services                            32

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules                           33

Signatures                                                                    34

                                     PART I

ITEM 1. BUSINESS

Winecom Inc. is a development stage company that was incorporated under the laws of the state of Nevada on July 1, 2008. We currently have no revenues and no significant assets.

We offer a social networking website that focuses on building online communities of wine lovers. Our website allows wine lovers to chat, post pictures and videos, share wine expertise and experiences, create and share events, and manage their wine collections. Our website, available at www.winecom.ning.com, is accessible but is still a work-in-progress and in the development stage.

Though our website, www.winecom.ning.com is currently accessible it is not yet prepared for a full public launch. It is currently in the testing phase as we are reviewing the operations of the social network and various features. The website will likely remain accessible for some time as we troubleshoot and test various aspects of the system. Our references to the `public launch' of our site are specifically intended to refer to the time in our development when our website is complete and we begin engaging in marketing activities to generate awareness of www.winecom.ning.com. We currently have approximately 50 users using our website.

We have not generated any revenue from our business, and we will need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our ability to successfully develop our product and to eventually produce and use it to generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our planned game and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we are able to even obtain loans.

There can be no assurance that capital will continue to be available if necessary to meet future funding needs or, if the capital is available, that it will be on terms acceptable to us. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations, which might result in the loss of some or all of your investment in our common stock.

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

Once the development of the wine collection system and the revamping of our website have been completed, we will publicly announce the launch of our new website. At this point in time our website will be ready to generate revenues. We will then focus our efforts on driving visitors to our website by promoting our website with Google Adwords and adding language translations to foreign visitors. We will also attempt to generate revenues by negotiating agreements with third-party merchants to display their goods on our site and pay us a commission if our visitors purchase their products. We have not yet identified such merchants and there can be no assurance that we will be able to once we reach this stage in our business development.

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

We have two executive officers who also serve as our directors. Mr. Mordechay David, our President and a Director, has more than 15 years of experience as a winemaker working at the Binyamina Winery, Israel's fourth largest wine producer. Mr. Shamir Benita our Secretary, Treasurer, and a Director, has general business management, marketing, and logistics experience working in the public education sector. Both Mr. David and Mr. Benita reside in Israel.

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

INTEGRATION WITH OTHER SOCIAL NETWORKING SITES

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

REVENUE MODEL

We plan to generate revenue from the following:

PREMIUM SERVICES

Visitors to our website are able review posts and search general sections of the website for free. However, members will be charged $4.99 per month if they would like to use our premium services such as wine collection managing system, more storage space and extra features. The extra features available to subscribers of our premium services will include the ability to start a personal blog on our website, for example.

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

Over the next 12 months, Mr. Mordechay David will be primarily responsible for:

     *    General management of our company's operations
     *    Management and direction of financing activities
     *    Ensuring the software development plan is on budget and on schedule
     *    Overseeing the wine collection management system project development
     *    Responsible for the discussion boards' conception and policies.

Mr. Shamir Benita will be responsible for:

     *    Preparing and updating our website
     *    Financing activities
     *    Setting up a Google Adwords account
     * Identify, interview and select software developer for the wine collection management system
     *    Overseeing the wine collection management system project development
     *    Promoting and executing our marketing plan

SALES OF COMMON STOCK

During 2011, we sold 1,000,000 shares of common stock for net proceeds of $39,466.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest. Our address for service of process in Nevada is 5348 Vegas Dr. Las Vegas, NV 89108 USA, Tel: (888) 284-3821

ITEM 4. (REMOVED AND RESERVED)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "WNCM"; however, there is no active market for our common stock. As of February 28, 2012, the Company had 5,000,000 shares of our common stock issued and outstanding held by 37 holders of record.

HOLDERS

On February 28, 2012, there were 37 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We have not sold or issued any securities during the fiscal year ended December 31, 2011 without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemption(s) from such registration requirements.

ITEM 6. SELECTED FINANCIAL DATA

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

We are developing and offer a social networking website that focuses on building online communities of wine lovers. Our website allows wine lovers to chat, post pictures/videos, share wine expertise and experiences, create and share events, and manage their wine collections. Our website, available at winecom.ning.com, is accessible but is still a work-in-progress and in the development stage. Though our website, www.winecom.ning.com is currently accessible it is not yet prepared for a full public launch. It is currently in the testing phase as we are reviewing the operations of the social network and various features.

We have not generated any revenue from our business, and we will need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our ability to successfully develop our product and to eventually produce and use it to generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our planned game and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we are able to even obtain loans.

There can be no assurance that capital will continue to be available if necessary to meet future funding needs or, if the capital is available, that it will be on terms acceptable to us. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations, which might result in the loss of some or all of your investment in our common stock.

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

From July 1, 2008 (inception) to December 31, 2011, we have incurred accumulated net losses of $48,036. As of December 31, 2011, we had $3,111 in current assets and current liabilities of $18,934. Our auditors' report on the financial statements for the year ended December 31, 2011 includes a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months. We do not anticipate that we will generate revenues at least until we have completed and launched our website.

During 2011, we sold 1,000,000 shares of common stock for gross proceeds of $40,000.

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

Our business objectives for the next 12 months, provided the necessary funding is available, are to:

     *    raise additional funds for the future development of our business.
     *    build the brand recognition of Winecom;
     *    complete the development of our website;
     *    create interest in our website; and
     *    to establish our website as a one-stop-shop for wine lovers.

Our goals over the next 12 months are to:

     *    drive traffic to our website through marketing efforts,
     *    set up a Google Ads account and place ads on our website; and
     *    sell third-party goods on our website;

Our ability to achieve our business objectives and goals is entirely dependent upon our ability to raise capital.

ACTIVITIES TO DATE

We were incorporated in the State of Nevada on July 1, 2008. We are a development stage company. From our inception to date, we have not generated any revenues and our operations have been limited to organizational matters related to the development of our business and our becoming a public company. Since September 2009 we have been developing a social networking website that caters to wine lovers. During 2011, we completed the integration of Facebook and Twitter into our user sign-up process, delivering to existing Facebook or Twitter users a streamlined method of website registration. Users with Facebook or Twitter accounts will now be able to join the Winecom community without the need to register separately through the Winecom site. We have also set up photo importing from Flickr, which allows members to easily import any public photos they have on Flickr to our website. . We now support Google +1. Our members can recommend our content and their content to their friends. Additionally, if our members are sharing their +1s publicly, the content they have shared will be viewable in Google+, to their Circles and on the +1 list.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2011 AND 2010

OPERATING EXPENSES

The Company's operating expenses increased by $40,876 from $2,546 in 2010 to $43,422 in 2011. Operating expenses in 2011 consisted of $20,996 of professional fees related to the issuance and trading of our common stock, $17,808 of professional fees related to filing reports with the SEC, $1,950 of travel expense, $1,799 of website related costs, and $869 of general and administrative expenses. Operating expenses for 2010 consisted of $753 of professional fees related to the issuance and trading of our common stock, $1,000 of professional fees related to filing reports with the SEC, $231 of website related costs, and $562 of general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had total current assets of $3,111 (consisting entirely of cash), total current liabilities of $18,934, and negative working capital of $15,823 compared to total current assets of $27,417 (consisting of cash of $164 and deferred offering costs of $27,253), total current liabilities of $12,031, and working capital of $15,386 as of December 31, 2010.

Historically, we have financed our cash flow and operations from the sale of stock and advances from our director. Net cash provided by financing activities was $43,244 from July 1, 2008 (date of inception) to December 31, 2011, including $2,818 loaned to us by our President and Director, Mordechay David, proceeds from the sale of common stock to our executive officers of $20,000 and $40,000 from the sale of common stock to unrelated third parties, less $19,574 of offering costs related to sales of common stock. The loans from Mr. David are unsecured, non-interest bearing and due upon demand. Net cash provided by financing activities during the year ended December 31, 2011 was $39,466 consisting of $40,000 received from the sale of common stock, reduced by offering costs of $534. Net cash provided by financing activities during the year ended December 31, 2010 was $960 consisting of $20,000 received from our Directors as payment for stock issued in 2008, reduced by offering costs of $19,040 related to the sale of common stock in 2011. We have no external sources of liquidity from financial institutions.

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

GOING CONCERN

We have incurred net losses of $48,036 from our inception on July 1, 2008 to December 31, 2011 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2011 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  Winecom Inc.
                          (A Development Stage Company)
                           December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm                       18

Balance Sheets as of December 31, 2011 and 2010                               19

Statements of Operations for the Years Ended December 31, 2011 and 2010,
 and from July 1, 2008 (Inception) through December 31, 2011                  20

Statement of Stockholders' Equity (Deficit) for the Years Ended
 December 31, 2011 and 2010, and from July 1, 2008 (Inception) through
 December 31, 2011                                                            21

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010,
 and from July 1, 2008 (Inception) through December 31, 2011                  22

Notes to the Financial Statements                                             23

                    REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Winecom, Inc.:

We have audited the accompanying balance sheets of Winecom Inc. (a Nevada corporation in the development stage) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the periods ended December 31, 2011 and 2010, and from inception (July 1, 2008) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winecom, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the periods ended December 31, 2011 and 2010, and from inception (July 1, 2008) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as December 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Weinberg & Baer LLC
------------------------------------
Weinberg & Baer LLC
Baltimore, Maryland
March 6, 2012

                                   WINECOM INC
                          (A Development Stage Company)
                                 Balance Sheets

                                                                               December 31,       December 31,
                                                                                  2011               2010
                                                                                --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                          $  3,111           $    164
  Deferred offering costs                                                             --             27,253
                                                                                --------           --------
      TOTAL CURRENT ASSETS                                                         3,111             27,417
                                                                                --------           --------

      TOTAL ASSETS                                                              $  3,111           $ 27,417
                                                                                ========           ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans payable - director                                                      $  2,818           $  2,818
  Accounts payable                                                                16,116              9,213
                                                                                --------           --------
      TOTAL CURRENT LIABILITIES                                                   18,934             12,031
                                                                                --------           --------
      TOTAL LIABILITIES                                                           18,934             12,031
                                                                                --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, 50,000,000 shares authorized, par value $0.0001,
   no shares issued and outstanding                                                   --                 --
  Common Stock, 100,000,000 shares authorized, par value $0.0001,
   5,000,000 and 4,000,000 shares issued and outstanding, respectively               500                400
  Additional paid in capital                                                      31,713             19,600
  Deficit accumulated during the development stage                               (48,036)            (4,614)
                                                                                --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (15,823)            15,386
                                                                                --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $  3,111           $ 27,417
                                                                                ========           ========


   The accompanying notes are an integral part of these financial statements.

                                   WINECOM INC
                          (A Development Stage Company)
                            Statements of Operations

                                                                                           July 1, 2008
                                                            Years Ended                   (Inception) to
                                                            December 31,                   December 31,
                                                     2011                 2010                 2011
                                                  ----------           ----------           ----------
REVENUE                                           $       --           $       --           $       --
                                                  ----------           ----------           ----------
EXPENSES
  General and administrative                          43,422                2,546               48,036
                                                  ----------           ----------           ----------
Loss before income taxes                             (43,422)              (2,546)             (48,036)
Provision for income taxes                                --                   --                   --
                                                  ----------           ----------           ----------

NET LOSS                                          $  (43,422)          $   (2,546)          $  (48,036)
                                                  ==========           ==========           ==========
BASIC AND DILUTED
  Loss per common share                           $    (0.01)          $        a
                                                  ----------           ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES           4,827,397            4,000,000
                                                  ==========           ==========

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                                   WINECOM INC
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                                                                    Deficit
                                             Common Stock                                         Accumulated         Total
                                         --------------------                        Stock        During the       Stockholders'
                                        Number of                    Paid in     Subscriptions    Development        Equity
                                         Shares        Amount        Capital       Receivable        Stage          (Deficit)
                                         ------        ------        -------       ----------        -----          ---------
July 1, 2008 (Inception)                      --     $      --      $      --      $      --       $      --        $      --

Common stock issued  to Directors
 for cash ($0.005 per share)           4,000,000           400         19,600        (20,000)             --               --

Net loss                                      --            --             --             --            (818)            (818)
                                       ---------     ---------      ---------      ---------       ---------        ---------
Balances December 31, 2008             4,000,000           400         19,600        (20,000)           (818)            (818)

Net loss                                      --            --             --             --          (1,250)          (1,250)
                                       ---------     ---------      ---------      ---------       ---------        ---------
Balance December 31, 2009              4,000,000           400         19,600        (20,000)         (2,068)          (2,068)

Stock subscriptions received                  --            --             --         20,000              --           20,000

Net loss                                      --            --             --             --          (2,546)          (2,546)
                                       ---------     ---------      ---------      ---------       ---------        ---------

Balance December 31, 2010              4,000,000           400         19,600             --          (4,614)          15,386
                                       ---------     ---------      ---------      ---------       ---------        ---------
Common stock issued for cash, net of
 offering costs ($0.04 per share)      1,000,000           100         12,113             --              --           12,213

Net loss                                      --            --             --             --         (43,422)         (43,422)
                                       ---------     ---------      ---------      ---------       ---------        ---------

Balance December 31, 2011              5,000,000     $     500      $  31,713      $      --       $ (48,036)       $ (15,823)
                                       =========     =========      =========      =========       =========        =========


   The accompanying notes are an integral part of these financial statements.

                                   WINECOM INC
                          (A Development Stage Company)
                             Statements of Cashflows

                                                                                                    July 1, 2008
                                                                         Years Ended               (Inception) to
                                                                         December 31,               December 31,
                                                                  2011               2010               2010
                                                                --------           --------           --------
OPERATING ACTIVITIES:
  Net loss                                                      $(43,422)          $ (2,546)          $(48,036)
  Adjustments To Reconcile Net Loss To Net Cash
   Used By Operating Activities
     Increase in accounts payable                                  6,903              1,000              7,903
                                                                --------           --------           --------
           NET CASH USED BY OPERATING ACTIVITIES                 (36,519)            (1,546)           (40,133)
                                                                --------           --------           --------
INVESTING ACTIVITIES:

           NET CASH USED BY INVESTING ACTIVITIES                      --                 --                 --
                                                                --------           --------           --------
FINANCING ACTIVITIES:
  Proceeds from loans - director                                      --                 --              2,818
  Payment of offering costs                                         (534)           (19,040)           (19,574)
  Proceeds from issuance of common stock                          40,000             20,000             60,000
                                                                --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES              39,466                960             43,244
                                                                --------           --------           --------
Net Increase (Decrease) in Cash                                    2,947               (586)             3,111
Cash, Beginning of Period                                            164                750                 --
                                                                --------           --------           --------

CASH, END OF PERIOD                                             $  3,111           $    164           $  3,111
                                                                ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                      $     --           $     --           $     --
                                                                ========           ========           ========
  Income Taxes                                                  $     --           $     --           $     --
                                                                ========           ========           ========
NONCASH FINANCING ACTIVITY:
  Deferred offering costs included in accounts payable          $     --           $  8,213           $  8,213
                                                                ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  WINECOM INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2011 AND 2010


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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations. As of December 31, 2011 and December 31, 2010, the Company had no accrued interest or penalties.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. As of December 31, 2011, the Company has yet to incur software development costs as all development has been performed by the Company's officers.

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

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through December 31, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $48,036 and will expire 20 years from the date the loss was incurred.

As of December 31, 2011, deferred tax assets consisted of the following:

        Net operating losses (estimated tax rate 15%)          $ 7,205
        Less: valuation allowance                              ($7,205)
                                                               -------

        Net deferred tax asset                                 $    --
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

During the year ended December 31, 2011, the Company sold 1,000,000 shares of common stock for proceeds of $39,466, net of transaction costs of $534. The Company offset these amounts by $27,253 included in deferred offering costs on the balance sheet as of December 31, 2010.

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2011 and 2010 the officers of the Company had advanced $2,818 to the Company. These amounts are non-interest bearing and due on demand.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses for the period from inception (July 1, 2008) through December 31, 2011 totaling $48,036. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2011, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL - INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL
- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and position of each of our directors and executive officers are as follows:

Name                         Age                Position
----                         ---                --------
Mr. Mordechay David          59         President, and Director

Mr. Shamir Benita            32         Treasurer, Secretary and Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Specific due dates for these reports have been established. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2011, each of the forms were filed timely.

ITEM 11. EXECUTIVE COMPENSATION

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

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

                             PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2011 for:

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

The percentage ownership information shown in the table below is calculated based on 5,000,000 shares of our common stock issued and outstanding as of December 31, 2011. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

                                                 Amount and Nature
Title of                                           of  Beneficial     Percentage
 Class           Name of Beneficial Owner            Ownership         of Class
 -----           ------------------------            ---------         --------
Common Stock     Mr. Mordechay David, President      2,000,000          40.00%
                 and Director

Common Stock     Mr. Shamir Benita, Treasurer,       2,000,000          40.00%
                 Secretary and Director

Common Stock     All officers and directors          4,000,000          80.00%
                 as a group (2 persons)

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

We do not have any issued and outstanding securities that are convertible into common stock. None of our stockholders are entitled to registration rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for professional services rendered by Weinberg & Baer LLC, with respect to the audits of our 2011 and 2010 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

                                                     Year Ended      Year Ended
                                                    December 31,    December 31,
                                                       2011            2010
                                                      ------          ------
Audit Fees and Audit Related Fees                     $7,900          $5,800
Tax Fees                                                  --              --
All Other Fees                                            --              --
                                                      ------          ------

TOTAL                                                 $7,900          $5,800
                                                      ======          ======

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WINECOM INC.


Date: March 20, 2012                     By: /s/ Mordechay David
                                             -----------------------------------
                                             Mordechay David,
                                             President and Director
                                             (Principal Executive Officer)