Form 10-Q
period 2012-03-31
WINECOM INC.
filed 2012-05-14
CIK 1491471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended March 31, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 30, 2012, the Company had outstanding 5,000,000 shares of common stock, par value $0.0001.

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION................................................ 3

Item 1.  Financial Statements................................................. 3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........13

Item 4.  Controls and Procedures..............................................14

PART II - OTHER INFORMATION...................................................14

Item 1.  Legal Proceedings....................................................14

Item 1A. Risk Factors.........................................................14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........14

Item 3.  Defaults Upon Senior Securities......................................14

Item 4.  Mine Safetly Disclosures.............................................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits.............................................................15

SIGNATURES....................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   WINECOM INC
                            Condensed Balance Sheets

                                                                       March 31,         December 31,
                                                                         2012               2011
                                                                       --------           --------
                                                                      (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $    778           $  3,111
                                                                       --------           --------
      TOTAL CURRENT ASSETS                                                  778              3,111
                                                                       --------           --------

      TOTAL ASSETS                                                     $    778           $  3,111
                                                                       ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Loans payable - director                                             $  4,768           $  2,818
  Accounts payable                                                       16,404             16,116
                                                                       --------           --------
      TOTAL CURRENT LIABILITIES                                          21,172             18,934
                                                                       --------           --------
      TOTAL LIABILITIES                                                  21,172             18,934
                                                                       --------           --------

STOCKHOLDERS' DEFICIT:
  Preferred Stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                       --                 --
  Common Stock, 100,000,000 shares authorized,
   par value $0.0001, 5,000,000 shares issued and outstanding               500                500
  Additional paid in capital                                             31,713             31,713
  Deficit accumulated during the development stage                      (52,607)           (48,036)
                                                                       --------           --------
      TOTAL STOCKHOLDERS' DEFICIT                                       (20,394)           (15,823)
                                                                       --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $    778           $  3,111
                                                                       ========           ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                   WINECOM INC
                       Condensed Statements of Operations
                                  (Unaudited)

                                                        Three Months Ended                 July 1, 2008
                                                             March 31,                    (Inception) to
                                                  ------------------------------             March 31,
                                                     2012                 2011                 2012
                                                  ----------           ----------           ----------
REVENUE                                           $       --           $       --           $       --
                                                  ----------           ----------           ----------
EXPENSES:
  General and administrative                           4,571                5,892               52,607
                                                  ----------           ----------           ----------
Loss before income taxes                              (4,571)              (5,892)             (52,607)
Provision for income taxes                                --                   --                   --
                                                  ----------           ----------           ----------

NET LOSS                                          $   (4,571)          $   (5,892)          $  (52,607)
                                                  ==========           ==========           ==========
BASIC AND DILUTED:
  Loss per common share                                    a                    a
                                                  ----------           ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES           5,000,000            4,300,000
                                                  ==========           ==========

----------
a = Less than ($0.01) per share


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                   WINECOM INC
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
                                  (Unaudited)


                                                                                                 Deficit
                                             Common Stock                                      Accumulated        Total
                                         --------------------                     Stock        During the     Stockholders'
                                        Number of                  Paid in    Subscriptions    Development       Equity
                                         Shares        Amount      Capital      Receivable        Stage         (Deficit)
                                         ------        ------      -------      ----------        -----         ---------
July 1, 2008 (Inception)                      --     $      --    $      --     $      --       $      --       $      --

Common stock issued  to Directors
 for cash ($0.005 per share)           4,000,000           400       19,600       (20,000)             --              --

Net loss                                      --            --           --            --            (818)           (818)
                                       ---------     ---------    ---------     ---------       ---------       ---------
Balances December 31, 2008             4,000,000           400       19,600       (20,000)           (818)           (818)

Net loss                                      --            --           --            --          (1,250)         (1,250)
                                       ---------     ---------    ---------     ---------       ---------       ---------
Balance December 31, 2009              4,000,000           400       19,600       (20,000)         (2,068)         (2,068)

Stock subscriptions received                  --            --           --        20,000              --          20,000

Net loss                                      --            --           --            --          (2,546)         (2,546)
                                       ---------     ---------    ---------     ---------       ---------       ---------

Balance December 31, 2010              4,000,000           400       19,600            --          (4,614)         15,386
                                       ---------     ---------    ---------     ---------       ---------       ---------
Common stock issued for cash, net of
 offering costs ($0.04 per share)      1,000,000           100       12,113            --              --          12,213

Net loss                                      --            --           --            --         (43,422)        (43,422)
                                       ---------     ---------    ---------     ---------       ---------       ---------
Balance December 31, 2011              5,000,000           500       31,713            --         (48,036)        (15,823)
                                       ---------     ---------    ---------     ---------       ---------       ---------

Net loss                                      --            --           --            --          (4,571)         (4,571)
                                       ---------     ---------    ---------     ---------       ---------       ---------

Balance March 31, 2012                 5,000,000     $     500    $  31,713     $      --       $ (52,607)      $ (20,394)
                                       =========     =========    =========     =========       =========       =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                   WINECOM INC
                        Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                  Three Months Ended              July 1, 2008
                                                                       March 31,                 (Inception) to
                                                              ---------------------------           March 31,
                                                                2012               2011               2012
                                                              --------           --------           --------
OPERATING ACTIVITIES:
  Net loss                                                    $ (4,571)          $ (5,892)          $(52,607)
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities
     Increase (decrease) in accounts payable                       288             (4,862)            16,404
                                                              --------           --------           --------
           NET CASH USED BY OPERATING ACTIVITIES                (4,283)           (10,754)           (36,203)
                                                              --------           --------           --------
INVESTING ACTIVITIES:

           NET CASH USED BY INVESTING ACTIVITIES                    --                 --                 --
                                                              --------           --------           --------
FINANCING ACTIVITIES:
  Proceeds from loans - director                                 1,950                 --              4,768
  Payment of offering costs                                         --               (533)           (27,787)
  Proceeds from issuance of common stock                            --             40,000             60,000
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES             1,950             39,467             36,981
                                                              --------           --------           --------
Net Increase (Decrease) in Cash                                 (2,333)            28,713                778
Cash, Beginning of Period                                        3,111                164                 --
                                                              --------           --------           --------

CASH, END OF PERIOD                                           $    778           $ 28,877           $    778
                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                    $     --           $     --           $     --
                                                              ========           ========           ========
  Income Taxes                                                $     --           $     --           $     --
                                                              ========           ========           ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  WINECOM INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2012


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements of Winecom Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2012 and December 31, 2011 and its results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011 and for the period from July 1, 2008 (inception) through March 31, 2012. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities, and loan payable - director, approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of March 31, 2012 and December 31, 2011, the Company had no accrued interest or penalties.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. As of March 31, 2012, the Company has yet to incur software development costs as all development has been performed by the Company's officers.

RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through March 31, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $52,600 and will expire 20 years from the date the loss was incurred.

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

During the three months ended March 31, 2011, the Company sold 1,000,000 shares of common stock for gross proceeds of $39,466, net of transaction costs of $27,787.

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2011 and March 31, 2012, the officers of the Company had advanced $2,818 to the Company. These amounts are non-interest bearing and due on demand.

During 2008, the Company issued 4,000,000 common shares to its directors for cash consideration. See Note 4.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses for the period from inception (July 1, 2008) through March 31, 2012 totaling $52,607. The Company has never generated revenues and there can be no assurance that revenues will ever be generated. The Company does not have sufficient working capital to implement its business plan to the its fullest potential. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In April 2012, the Company issued a promissory note in the amount of $6,000, the proceeds from which will be used to cover operating expenses.

NOTE 7. SUBSEQUENT EVENT

In April 2012, the Company issued a promissory note in the amount of $6,000. The note accrued interest at an annual rate of 10% and matures on April 24, 2013.

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

GENERAL

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended December 31, 2011 included in our Form 10-K/A filed with the Securities and Exchange Commission on March 21, 2012. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

Winecom Inc. was incorporated under the laws of the state of Nevada on July 1, 2008 and is engaged in the development of an Internet social website that caters to wine lovers.

Our offices are currently located at 2 Duchifat Street, Kibbutz Dovrat, D.N Emek Yezreel 19325, Israel. Our telephone number is Tel: 011 (972) 57-946-2208. We have a website at www.winecom.ning.com, however, the information contained on our website does not form a part of this quarterly report. From our inception on July 1, 2008 to October 2008, we have focused primarily on organizational matters. Due to the continuing financial crisis in 2008 we suspended our operations in October 2008, resuming them in September 2009. Since September 2009 we have been developing our website.

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

We have not generated any revenue from our business, and we will need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our ability to successfully develop our product and to eventually produce and use it to generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we are able to even obtain loans.

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

From July 1, 2008 (inception) to March 31, 2012, we have incurred accumulated net losses of $52,607. As of March 31, 2012, we had $778 in current assets and current liabilities of $21,172. Our auditors' report on the financial statements for the year ended December 31, 2011 includes a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months. We do not anticipate that we will generate revenues at least until we have completed and launched our website.

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

Our ability to achieve our business objectives and goals is dependent upon our ability to raise capital.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

OPERATING EXPENSES

The Company incurred $4,571 of operating expenses during the three months ended March 31, 2012 compared to $5,892 incurred during the three months ended March 31, 2011. The Company's expense in 2012 included $3,847 of accounting and auditing fees, $440 of filing fees and $275 of web site costs. The Company's expense in 2011 included $4,000 of accounting fees, $876 of stock transfer agent fees, and $400 of SEC filing fees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had total current assets of $778 (consisting entirely of cash), total current liabilities of $21,172, and a working capital deficit of $20,394 compared to total current assets of $3,111 (consisting entirely of cash), total current liabilities of $18,934, and a working capital deficit of $15,823 as of December 31, 2011.

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

GOING CONCERN

We have incurred net losses of $52,607 from our inception on July 1, 2008 to March 31, 2012 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2011 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2012, the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

                                          WINECOM INC.


Date: May 14, 2012                        By: /s/ Merdechay David
                                              ----------------------------------
                                              Merdechay David,
                                              President and Director
                                              (Principal Executive Officer)