Form 10-Q
period 2012-06-30
WINECOM INC.
filed 2012-08-14
CIK 1491471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 14, 2012, the Company had outstanding 5,000,000 shares of common stock, par value $0.0001.

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION................................................ 3

Item 1.  Financial Statements................................................. 3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........14

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

Item 4.  Mine Safety Disclosures..............................................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits.............................................................15

SIGNATURES....................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   WINECOM INC
                            Condensed Balance Sheets

                                                                           June 30,         December 31,
                                                                             2012               2011
                                                                           --------           --------
                                                                          (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                     $    371           $  3,111
                                                                           --------           --------
      TOTAL CURRENT ASSETS                                                      371              3,111
                                                                           --------           --------

      TOTAL ASSETS                                                         $    371           $  3,111
                                                                           ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Loans payable - director                                                 $  8,928           $  2,818
  Accounts payable                                                           19,224             16,116
                                                                           --------           --------
      TOTAL CURRENT LIABILITIES                                              28,152             18,934
                                                                           --------           --------
      TOTAL LIABILITIES                                                      28,152             18,934
                                                                           --------           --------
STOCKHOLDERS' DEFICIT:
  Preferred Stock, 50,000,000 shares authorized,
   par value $0.0001, no shares issued and outstanding                           --                 --
  Common Stock, 100,000,000 shares authorized, par value $0.0001,
   5,000,000 shares issued and outstanding                                      500                500
  Additional paid in capital                                                 31,713             31,713
  Deficit accumulated during the development stage                          (59,994)           (48,036)
                                                                           --------           --------
      TOTAL STOCKHOLDERS' DEFICIT                                           (27,781)           (15,823)
                                                                           --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    371           $  3,111
                                                                           ========           ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                   WINECOM INC
                       Condensed Statements of Operations
                                  (Unaudited)

                                              Three Months Ended               Six Months Ended          July 1, 2008
                                                    June 30,                       June 30,             (Inception) to
                                           --------------------------     --------------------------       June 30,
                                              2012            2011           2012            2011            2012
                                           ----------      ----------     ----------      ----------      ----------
REVENUE                                    $       --      $       --     $       --      $       --      $       --
                                           ----------      ----------     ----------      ----------      ----------
EXPENSES:
  General and administrative                    7,277          15,091         11,848          20,982          59,884
                                           ----------      ----------     ----------      ----------      ----------
Interest Expense                                 (110)             --           (110)             --            (110)
                                           ----------      ----------     ----------      ----------      ----------
Loss before income taxes                       (7,387)        (15,091)       (11,958)        (20,982)        (59,994)
Provision for income taxes                         --              --             --              --              --
                                           ----------      ----------     ----------      ----------      ----------

NET LOSS                                   $   (7,387)     $  (15,091)    $  (11,958)     $  (20,982)     $  (59,994)
                                           ==========      ==========     ==========      ==========      ==========
BASIC AND DILUTED:
  Loss per common share                             a               a              a               a
                                           ----------      ----------     ----------      ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES    5,000,000       5,000,000      5,000,000       4,651,934
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

                                   WINECOM INC
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
                                  (Unaudited)


                                                                                                 Deficit
                                             Common Stock                                      Accumulated        Total
                                         --------------------                     Stock        During the     Stockholders'
                                        Number of                  Paid in    Subscriptions    Development       Equity
                                         Shares        Amount      Capital      Receivable        Stage         (Deficit)
                                         ------        ------      -------      ----------        -----         ---------
July 1, 2008 (Inception)                      --     $      --    $      --     $      --       $      --       $      --

Common stock issued  to Directors
 for cash ($0.005 per share)           4,000,000           400       19,600       (20,000)             --              --

Net loss                                      --            --           --            --            (818)           (818)
                                       ---------     ---------    ---------     ---------       ---------       ---------
Balances December 31, 2008             4,000,000           400       19,600       (20,000)           (818)           (818)

Net loss                                      --            --           --            --          (1,250)         (1,250)
                                       ---------     ---------    ---------     ---------       ---------       ---------
Balance December 31, 2009              4,000,000           400       19,600       (20,000)         (2,068)         (2,068)

Stock subscriptions received                  --            --           --        20,000              --          20,000

Net loss                                      --            --           --            --          (2,546)         (2,546)
                                       ---------     ---------    ---------     ---------       ---------       ---------

Balance December 31, 2010              4,000,000           400       19,600            --          (4,614)         15,386
                                       ---------     ---------    ---------     ---------       ---------       ---------
Common stock issued for cash, net of
 offering costs ($0.04 per share)      1,000,000           100       12,113            --              --          12,213

Net loss                                      --            --           --            --         (43,422)        (43,422)
                                       ---------     ---------    ---------     ---------       ---------       ---------
Balance December 31, 2011              5,000,000           500       31,713            --         (48,036)        (15,823)
                                       ---------     ---------    ---------     ---------       ---------       ---------

Net loss                                      --            --           --            --          (4,571)         (4,571)
                                       ---------     ---------    ---------     ---------       ---------       ---------
Balance March 31, 2012                 5,000,000           500       31,713            --         (52,607)        (20,394)

Net loss                                      --            --           --            --          (7,387)         (7,387)
                                       ---------     ---------    ---------     ---------       ---------       ---------

Balance June 30, 2012                  5,000,000     $     500    $  31,713     $      --       $ (59,994)      $ (27,781)
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

                                   WINECOM INC
                        Condensed Statements of Cashflows
                                  (Unaudited)

                                                                    Six Months Ended              July 1, 2008
                                                                        June 30,                 (Inception) to
                                                              ---------------------------           June 30,
                                                                2012               2011               2012
                                                              --------           --------           --------
OPERATING ACTIVITIES:
  Net loss                                                    $(11,958)          $(20,982)          $(59,994)
  Adjustments To Reconcile Net Loss To Net
   Cash Used By Operating Activities
     Increase in accounts payable                                3,108              5,627             19,224
     Accrued interest on loan from director                        110                 --                110
                                                              --------           --------           --------
           NET CASH USED BY OPERATING ACTIVITIES                (8,740)           (15,355)           (40,660)
                                                              --------           --------           --------
INVESTING ACTIVITIES:

           NET CASH USED BY INVESTING ACTIVITIES                    --                 --                 --
                                                              --------           --------           --------
FINANCING ACTIVITIES:
  Proceeds from loans - director                                 6,000                 --              8,818
  Payment of offering costs                                         --               (534)           (27,787)
  Proceeds from issuance of common stock                            --             40,000             60,000
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES             6,000             39,466             41,031
                                                              --------           --------           --------
Net Increase (Decrease) in Cash                                 (2,740)            24,111                371
Cash, Beginning of Period                                        3,111                164                 --
                                                              --------           --------           --------

CASH, END OF PERIOD                                           $    371           $ 24,275           $    371
                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                    $     --           $     --           $     --
                                                              ========           ========           ========
  Income Taxes                                                $     --           $     --           $     --
                                                              ========           ========           ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  WINECOM INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2012


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Winecom Inc. was incorporated under the laws of the state of Nevada on July 1, 2008 and is engaged in the development of an Internet social website that caters to wine lovers.

In the opinion of management, the accompanying unaudited condensed financial statements of Winecom Inc. (the "Company") contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2012 and December 31, 2011 and its results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011 and for the period from July 1, 2008 (inception) through June 30, 2012. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable and loans payable - director, approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

The Company's practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2012 and December 31, 2011, the Company had no accrued interest or penalties.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. As of June 30, 2012, the Company has yet to incur software development costs as all development has been performed by the Company's officers.

RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since its inception through June 30, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $60,000 and will expire 20 years from the date the loss was incurred.

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

During the three months ended June 30, 2011, the Company sold 1,000,000 shares of common stock for gross proceeds of $40,000, net of transaction costs of $27,787.

NOTE 5. RELATED PARTY TRANSACTIONS

As of December 31, 2011 and June 30, 2012, the officers of the Company had advanced $8,928 to the Company. These amounts are non-interest bearing and due on demand. The Company also owes an officer of the Company $1,950 for travel expenses incurred in 2011 and included in accounts payable as of June 30, 2012 and December 31, 2011.

During 2008, the Company issued 4,000,000 common shares to its directors for cash consideration. See Note 4.

In April 2012, the Company issued a promissory note in the amount of $6,000 to an officer of the Company, the proceeds from which were used for working capital purposes. The promissory note matures in April 2013 and accrues interest at an annual rate of 10%. The balance of the note as of June 30, 2012 was $6,110, including accrued and unpaid interest of $110.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses for the period from inception (July 1, 2008) through June 30, 2012 totaling $59,994. The Company has never generated revenues and there can be no assurance that revenues will ever be generated. The Company does not have sufficient working capital to implement its business plan to the its fullest potential. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

There can be no assurance that capital will continue to be available if necessary to meet future funding needs or, if the capital is available, that it will be on terms acceptable to us. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations.

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

From July 1, 2008 (inception) to June 30, 2012, we have incurred accumulated net losses of $59,994. As of June 30, 2012, we had $371 in current assets and current liabilities of $28,152. Our auditors' report on the financial statements for the year ended December 31, 2011 includes a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months. We do not anticipate that we will generate revenues at least until we have completed and launched our website.

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

     *    sell third-party goods on our website.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

OPERATING EXPENSES

The Company incurred $7,277 of operating expenses during the three months ended June 30, 2012 compared to $15,091 incurred during the three months ended June 30, 2011. The Company's expense in 2012 included $6,000 of accounting and auditing fees, $593 of corporate registration fees, $300 of transfer agent fees, $280 of SEC filing fees, $75 of web site costs, and $30 of bank charges. The Company's expenses in 2011 included $4,588 of professional fees related to the filing of financial reports with the SEC, $7,500 of consulting services related to various matters concerning the Company's publicly company status, and $1,950 of travel expenses.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

OPERATING EXPENSES

The Company incurred $11,848 of operating expenses during the six months ended June 30, 2012 compared to $20,982 incurred during the six months ended June 30, 2011. The Company's expense in 2012 included $9,847 of accounting and auditing fees, $593 of corporate registration fees, $500 of transfer agent fees, $520 of SEC filing fees, $350 of web site costs, and $39 of bank charges. The Company's expenses in 2011 included $10,507 of professional fees related to the filing of financial reports with the SEC, $7,500 of consulting services related to various matters concerning the Company's publicly company status, and $1,950 of travel expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had total current assets of $371 (consisting entirely of cash), total current liabilities of $28,152, and a working capital deficit of $27,781 compared to total current assets of $3,111 (consisting entirely of cash), total current liabilities of $18,934, and a working capital deficit of $15,823 as of December 31, 2011.

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

GOING CONCERN

We have incurred net losses of $59,994 from our inception on July 1, 2008 to June 30, 2012 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors' report on our financial statements for the year ended December 31, 2011 include an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2012, the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                           WINECOM INC.


Date: August 14, 2012                      By: /s/ Merdechay David
                                               ---------------------------------
                                               Merdechay David,
                                               President and Director
                                               (Principal Executive Officer)