Form 10-Q
period 2012-09-30
Green Innovations Ltd.
filed 2012-10-29
CIK 1491471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 333-167227
______________________________________________
GREEN INNOVATIONS LTD.
(f/k/a WINECOM, INC.)
 (Exact name of registrant as specified in its charter)
___________________________________________

Nevada	26-2944840
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1222 SE 47th Street Cape Coral, FL	33904
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (239) 829-4372
_________________________________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 Par Value
(Title of class)
____________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐           Accelerated Filer  ☐            Non-Accelerated Filer  ☐           Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes  ☒  No

As of as of November 1, 2012 the registrant had 100,000,000 shares of its Common Stock, $0.0001 par value, outstanding.

TABLE OF CONTENTS

GREEN INNOVATIONS, LTD.

ITEM 1.   FINANCIAL STATEMENTS

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)

ASSETS

Current assets
Cash	$13,011	$-
Deferred costs	2,885	-
Total current assets	15,896	-

Other assets	100	-

Total assets	$15,996	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes to related party	$8,928	$-
Accounts payable	39,653	-
Accounts payable to related party	11,909
Accrued expenses	860	-

Total current liabilities	61,350	-

Long-term liabilities
Convertible notes	76,300	-

Total liabilities	137,650	-

Commitments and contingencies (Note 5)

Stockholders' deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 100,000,000 shares issued and outstanding	10,000	-
Additional paid-in capital	(58,320)	-
Accumulated deficit	(73,334)	-
Total stockholders' deficit	(121,654)	-

Total liabilities and stockholders' deficit	$15,996	$-

See accompanying notes to consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative	72,474	-	72,474	-

Operating loss	(72,474)	-	(72,474)	-

Other income (expense) Interest expense	(860)	-	(860)	-

Net loss	$(73,334)	$-	$(73,334)	$-

Net loss per share - basic and diluted	$(0.00)	$-	$(0.00)	$-

Weighted average number of shares outstanding - Basic and Diluted ,	100,000,000	-	100,000,000	-

See accompanying notes to consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,

	2012	2011
Cash flows from operating activities:
Net loss	$(73,334)	$-
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Deferred costs	(2,885)	-
Deposits	(100)	-
Accounts payable	17,812	-
Accounts payable to related parties	11,909	-
Net cash used in operating activities	(46,598)	-

Cash flows from investing activities
Cash acquired in acquisition	13,309	-
Net cash provided by investing activities	13,309	-

Cash flows from financing activities:
Proceeds from notes	46,300	-
Net cash provided by financing activities	46,300	-

Net decrease in cash	13,011	-

Cash at beginning of period	-	-

Cash at end of period	$13,011	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Proceeds from related party notes prior to acquisition	$6,110	$-

Proceeds from note prior to acquisition	$30,000	$-

Debt assumed in acquisition	$57,437	$-

See accompanying notes to consolidated financial statements.

GREEN INNOVATIONS LTD.
(f/k/a Winecom, Inc.)
and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2012
(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Green Innovations Ltd., formerly known as Winecom, Inc. (the “Company”, “we”, “us”, “our” or “Green Innovations”) is a Nevada corporation.  The business was started on July 1, 2008.  We changed our name on September 24, 2012.

Our subsidiary, Green Hygienics, Inc. (“Green Hygienics”), a Florida corporation, was acquired on September 26, 2012 (see Note 2).

Basis of Presentation

The accompanying unaudited consolidated financial statements of Green Innovations Ltd. and Subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the interim period ended September 30, 2012 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2012. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2011 filed on March 21, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nature of Operations

The Company was formed to develop an Internet social website that catered to wine lovers.  In August 2012, with the acquisition of Green Hygienics, the Company changed its operations to the business of importing and distributing bamboo-based hygienic products.  The prior operations of the Company have been abandoned effective with the acquisition of Green Hygienics.

Green Hygienics is in the importation, sale, and distribution of hygienic and household products made of bamboo-based paper. On August 1, 2012, Green Hygienics entered into a Licensing Agreement with American Hygienics Corporation (“AHC”), a corporation domiciled in the People's Republic of China, pursuant to we acquired the exclusive right for a period of 5 years to import and distribute AHC's proprietary bamboo pulp-based hygiene products. AHC is the world's largest manufacturer of bamboo-based wet wipes, is internationally certified (ISO 9001:2008, BRC-CP, EPA, Nordic swan, cGMP and GMP) and a member of the world Private Label Manufacturers Association. Exporting to over 45 countries, AHC supplies a number of Multi-National brands and retailers on all continents including customers such as 3M, Carrefour, Tesco, Walmart, and Goodyear. The Licensing Agreement contemplates the distribution of generic, private label, and Green Hygienics branded products, described below. Subject to certain sales targets being met, the exclusive distribution license will be renewable for an additional period of 5 years.

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiary (as of September 30, 2012), Green Hygienics.  All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying unaudited consolidated financial statements include the valuation and purchase price allocation of assets acquired and liabilities assumed in business combination, amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrants and beneficial conversion features, valuation of derivatives, valuation of share-based payments and the valuation allowance on deferred tax assets.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash, accounts payable, accrued expenses, deposits received from customers for layaway sales and short term loans the carrying amounts approximate fair value due to their short maturities.

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.   This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares which may dilute future earnings per share as of September 30, 2012 consist of convertible notes convertible into 7,723,603 common shares.  Equivalent shares are not utilized when the effect is anti-dilutive (see Note 8).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of September 30, 2012 and 2011.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2012 through the date these unaudited consolidated financial statements were issued.

NOTE 2 - BUSINESS ACQUISITIONS

On September 26, 2012, the Company acquired all of the voting capital stock of Green Hygienics in exchange for 49,500,000 shares of common stock.  Green Hygienics was owned solely by Bruce Harmon.  Green Hygienics had just begun its operations through the licensing agreement with AHC.  At the time of the acquisition, through its sales efforts, Green Hygienics was in the process of finalizing several orders for its products with major retailers and distributors in the United States.

This transaction was treated as a reverse merger therefore the financials prior to the acquisition are those of Green Hygienics which was not in operation and/or in existence therefore the balances reflect zero.  There was a related party note (see Note 4) which was properly recorded at September 30, 2012 as part of the combined company.

The purchase price was allocated first to record identifiable acquired assets and assumed liabilities at fair value as follows:

Cash	$13,309
Total assets acquired	13,309
Liabilities assumed	(57,437)
Net value purchased	$(44,128)

There were no historical operations and no expenses for Green Hygienics as of the purchase date.  The stock of the Company has not been traded in a significant period therefore the value of the purchase is immaterial offset by stock with no determinable value.

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $73,334 and used cash in operating activities of $46,598 for the nine months ended September 30, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $45,454, $121,654 and $73,334, respectively, at September 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.  The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, all classified as current at September 30, 2012 and December 31, 2011, consists of the following:

	September	December
	30, 2012	31, 2011

Kachess Financial Corporation (1)	$19,500	$-
Kachess Financial Corporation (1)	20,000	-
Kachess Financial Corporation (1)	6,800	-
Coventry Capital, LLC	30,000	-

Total	$76,300	$-

(1) Notes originated with subsidiary and assumed by parent company.

Notes to related parties:
	September	December
	30, 2012	31, 2011(2)

Mordechay David (1)	$8,928	$2,818

Total	$8,928	$2,818

(1) Director
(2) The balance reflected is that of Winecom and is not reflected on the financials as the acquisition was treated as a reverse merger.

A director of the Company, Mordechay David (“David”), has advanced the Company at several times.  These amounts are non-interest bearing and are due on demand.  As of September 30, 2012 and December 31, 2011, the balance due was $8,928 and $2,818, respectively.  On October 16, 2012, Mr. David cancelled the balance due of $8,928.  A gain on extinguishment will be recorded in October 2012.  See Note 6.

On August 15, 2012, the Company executed a convertible promissory note with Coventry Capital, LLC (“Coventry Capital”) for $30,000.  The note bears interest at the rate of 10% per annum which accrues.  As of September 30, 2012 and December 31, 2011, the accrued interest was $378 and $0, respectively.  The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days.  Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time.

On August 29, 2012, Green Hygienics executed a convertible promissory with Kachess Financial Corporation (“Kachess”) for $19,500.  The note bears interest at the rate of 12% per annum which accrues.  As of September 30, 2012 and December 31, 2011, the accrued interest was $212 and $0, respectively.  The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days.  As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations.  Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time.

On August 30, 2012, Green Hygienics executed a convertible promissory with Kachess for $20,000.  The note bears interest at the rate of 12% per annum which accrues.  As of September 30, 2012 and December 31, 2011, the accrued interest was $210 and $0, respectively.  The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days.   As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations.   Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time.

On September 4, 2012, Green Hygienics executed a convertible promissory with Kachess for $6,800.  The note bears interest at the rate of 12% per annum which accrues.  As of September 30, 2012 and December 31, 2011, the accrued interest was $60 and $0, respectively.  The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days.  As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations.   Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 29, 2012, there were no pending or threatened lawsuits.

Other

Green Hygienics has contracted with Bibby International Trade Finance, Inc. (d/b/a Bibby Purchase Order Finance) to provide purchase order financing and accounts receivable factoring.

NOTE 6 - RELATED PARTIES

Bruce Harmon (“Harmon”), CEO, CFO, and Chairman of the Company, has payables due to him of $11,909 and $0, as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012 and December 31, 2011, David, a director of the Company, had advanced $8,928 and $2,818, respectively, to the Company (see Note 4). Due to the reverse merger accounting, the financials do not reflect the December 31, 2011 balance.  These amounts are non-interest bearing and due on demand.  On October 16, 2012, David cancelled the note balance.

The Company also owes an officer of the Company $1,950 for travel expenses incurred in 2011 and included in accounts payable as of September 30, 2012 and December 31, 2011.  In October 2012, the officer extinguished this obligation of the Company.

On September 26, 2012, with the acquisition of Green Hygienics by Green Innovations, Harmon was issued 49,500,000 shares of common in exchange for the common stock of Green Hygienics.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001.

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, as amended on August 15, 2012, with a par value of $0.0001.  The common stock is voting.  On September 27, 2012, the Company amended its authorized shares to 150,000,000.

On August 15, 2012, the Company had a forward split of its stock with twenty shares for one share as the effect.

On September 26, 2012, the Company acquired Green Hygienics in exchange for 49,500,000 shares of common stock of the Company.  Concurrent with the transaction, the two directors and former officers (resigned as officer simultaneous with the transaction) of the Company, Mordechai David and Shamir Benita, cancelled 79,500,000 shares of common stock issued to them.

NOTE 8 - CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of September 30, 2012.  There have been no losses in these accounts through September 30, 2012.

NOTE 9 - SUBSEQUENT EVENTS

On October 4, 2012, the Company executed a convertible promissory with Kachess for $3,000.  The note bears interest at the rate of 12% per annum which accrues.  The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days.

On October 16, 2012, David cancelled the note payable due.  The Company will recognize a gain accordingly.

On October 17, 2012, the Company executed a convertible promissory note with Coventry Capital for $30,000.  The note bears interest at the rate of 10% per annum which accrues.  The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We believe that it is important to communicate our future expectations to our security holders and to the public.  This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions.  Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement.  Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Form 10-K dated December 31, 2011 for the fiscal year ended December 31, 2011 and in our subsequent filings with the Securities and Exchange Commission.

THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AS FILED IN FORM 8-K DATED SEPTEMBER 26, 2012 AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Company Overview

The Company was a startup company that was incorporated in Nevada under the name Winecom, Inc. on July 1, 2008.  The stockholders of the Company on August 15, 2012, approved a forward split of one share of common stock for twenty shares of common stock.  On August 15, 2012, the Company filed with the State of Nevada for a name change to Green Innovations Ltd. (“Green Innovations”).  On September 20, 2012, the Company filed with FINRA for its name change and a symbol change.  On September 28, 2012, FINRA notified the Company of its symbol change from WNCM.OB to WNCMD.OB for thirty days, effective October 1, 2012, and then the subsequent change to GNIN.OB, to be traded on the NASDAQ OTC Bulletin Board.  The Florida-based company is an importer and wholesaler of bamboo-based hygienic products through a licensing agreement for proprietary products.  On September 26, 2012, the Company acquired Green Hygienics, Inc., a Florida corporation, as noted in Form 8-K dated September 26, 2012.  The officer and director of the acquired company was the sole officer and a director of the Company at the time of the acquisition.

Results of Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenue. For the three months ended September 30, 2012, our revenue was $0, compared to $0 for the same period in 2011.

Gross Profit. For the three months ended September 30, 2012, our gross profit was $0, compared to $0 for the same period in 2011.

Selling, General and Administrative Expenses. For the three months ended September 30, 2012, selling, general and administrative expenses were $72,474 compared to $0 for the same period in 2011.  This increase was primarily caused by the acquisition of Green Hygienics in August 2012 and the accounting treatment as a reverse merger.

Net Loss. We generated net losses of $73,334 for the three months ended September 30, 2012 compared to $0 for the same period in 2011.  The net loss increase was attributable to the acquisition of Green Hygienics in August 2012 and the accounting treatment as a reverse merger.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Revenue. For the nine months ended September 30, 2012, our revenue was $0, compared to $0 for the same period in 2011.

Gross Profit. For the nine months ended September 30, 2012, our gross profit was $0, compared to $0 for the same period in 2011.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2012, selling, general and administrative expenses were $72,474 compared to $0 for the same period in 2011.  This increase was primarily caused by the acquisition of Green Hygienics in August 2012 and the accounting treatment as a reverse merger.

Net Loss. We generated net losses of $73,334 for the nine months ended September 30, 2012 compared to $0 for the same period in 2011.  The net loss increase was attributable to the acquisition of Green Hygienics in August 2012 and the accounting treatment as a reverse merger.

Liquidity and Capital Resources

General. At September 30, 2012, we had cash and cash equivalents of $13,011. We have historically met our cash needs through a combination of proceeds from financing from third parties. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash in operations of $46,598 for the nine months ended September 30, 2012, and we used cash in operations of $0 during the same period in 2011. The principal elements of cash flow from operations for the nine months ended September 30, 2012 included a net loss of $73,334, offset primarily by accounts payable, $17,812, and accounts payable to related parties, $11,909.

Cash provided by investing activities was $13,309 for the nine months ended September 30, 2012, compared to $0 during the comparable period in 2011.  This was due to the cash acquired in the acquisition.

Cash provided by our financing activities was $46,300 for the nine months ended September 30, 2012, compared to $0 during the comparable period in 2011. This increase was primarily attributed to proceeds from notes payable in 2012.

As of September 30, 2012, current liabilities exceeded current assets by 3.86 times. Current assets increased from $0 at December 31, 2011 to $15,896 at September 30, 2012 whereas current liabilities increased from $0 at December 31, 2011 to $61,350 at September 30, 2012.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $0 and net losses of $73,334 for the nine months ended September 30, 2012 compared to sales of $0 and net loss of $0 for the nine months ended September 30, 2011.  The Company had a working capital deficiency, stockholders’ deficiency, and accumulated deficit of $45,454, $121,654 and $73,334, respectively, at September 30, 2012, and used cash in operations of $46,598 in the nine months ended September 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiary (as of September 30, 2012), Green Hygienics.  All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying unaudited consolidated financial statements include the valuation and purchase price allocation of assets acquired and liabilities assumed in business combination, amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrants and beneficial conversion features, valuation of derivatives, valuation of share-based payments and the valuation allowance on deferred tax assets.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of our financial instruments, including cash, accounts payable, accrued expenses, deposits received from customers for layaway sales and short term loans the carrying amounts approximate fair value due to their short maturities.

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.   This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares which may dilute future earnings per share as of September 30, 2012 consist of convertible notes convertible into 7,723,603 common shares.  Equivalent shares are not utilized when the effect is anti-dilutive.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date.  The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company intends to appoint additional independent directors;
2.
Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.

▪	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

Except as set forth above, due to the new business plan, we are in the process of finalizing our controls over the new business process.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 29, 2012, there were no pending or threatened lawsuits.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 26, 2012, the Company issued 49,500,000 shares of common stock to Bruce Harmon in exchange for the common shares of Green Hygienics, Inc.

The Securities were issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation, as Amended (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2012)
10.1	Share Exchange Agreement between the Company, Green Hygienics, Inc. and Bruce Harmon dated September 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.2	Licensing Agreement between American Hygienics Corporation and Green Hygienics, Inc. dated August 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.3	Release between the Company and Mordechay David dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2012)
10.4	Release between the Company and Shamir Benita dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K on October 23, 2012)
21.1	Subsidiaries of the Registrant: Green Hygienics, Inc., a Florida corporation
23.1 (1)	Consent of Auditor
31.1 (1)	Certification of Chief Executive Officer of Green Innovations Ltd. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of Chief Executive Officer of Green Innovations Ltd. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

GREEN INNOVATIONS LTD.

Date: October 29, 2012	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Executive Officer and Chief Financial Officer