Form 10-K
period 2012-12-31
Green Innovations Ltd.
filed 2013-03-13
CIK 1491471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-K
_______________________________________________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 333-167227
______________________________________________

GREEN INNOVATIONS LTD.
(f/k/a Winecom, Inc.)
 (Exact name of registrant as specified in its charter)
___________________________________________

Nevada	26-2944840
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

80 SW 8th Street, Suite 2000 Miami, FL	33130
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (305) 423-7185
_________________________________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value
(Title of class)
____________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐           Accelerated Filer  ☐            Non-Accelerated Filer  ☐           Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

On June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $24,800,000, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $5.00.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of March 8, 2013 the registrant had 31,153,754 shares of its Common Stock, $0.0001 par value, outstanding and/or issuable.

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for Green Innovations Ltd. Such discussion represents only the best present assessment from our Management.

PART I

Item 1.  Business

General Overview

We were incorporated in the State of Nevada on July 1, 2008 as Winecom, Inc. (“Winecom”). We were a development stage company and had not generated any revenues under the Winecom operations. From our inception on July 1, 2008 to October 2008, we focused primarily on organizational matters. Due to the continuing financial crisis in 2008, we suspended our operations in October 2008, resuming them in September 2009. From September 2009 through August 2012, we were engaged in the development and operation of our website, www.winecom.ning.com, a social networking website that caters to wine lovers. On September 20, 2012, we changed our name to Green Innovations Ltd. (“Green Innovations,” the “Company,” “we,” “us,” “our,” or “GNIN”).

As described in item 5.01, and elsewhere in this report, we have experienced a change of control resulting from our acquisition of Green Hygienics pursuant to a Share Exchange Agreement dated September 26, 2012. Green Hygienics is a Florida corporation that imports, sells and distributes bamboo-based hygienic products. Consequently, we discontinued our business plan related to www.winecom.ning.com and have pursued the business of Green Hygienics.

On September 26, 2012, we entered into and closed a Share Exchange Agreement (the "Exchange Agreement") dated September 26, 2012 among Green Innovations, Green Hygienics, Inc. ("Green Hygienics"), a Florida corporation, and Bruce Harmon, the sole shareholder of Green Hygienics. Pursuant to the Exchange Agreement we received 100% of the issued and outstanding securities of Green Hygienics in exchange for the issuance to Mr. Harmon of 49,500,000 shares of our common stock and the concurrent cancellation of 79,500,000 shares of our common stock held by Mordechai David and Shamir Benita, our former directors and officers. The unregistered common shares issued to Mr. Harmon were issued in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933. Upon closing of the Exchange Agreement, we had 70,000,000 common shares issued and outstanding. There are no outstanding options, warrants, subscriptions, phantom shares, conversion rights, or other rights, agreements, or commitments obligating us to issue any additional shares of our common stock.

As a result of the transaction, Green Hygienics became our wholly-owned subsidiary and we have adopted the business of Green Hygienics. Green Hygienics is a Florida corporation formed on August 1, 2012. Green Hygienics is in the business of importing and distributing bamboo-based hygienic products in North America through a licensing agreement with American Hygienics Corporation ("AHC"), a privately-owned corporation in the People's Republic of China. Green Hygienics entered into a contract on August 1, 2012 to license AHC's proprietary bamboo-based products which the Company will market to retail establishments worldwide with an emphasis in the United States and Canada.

Because we have adopted the business of Green Hygienics, all references in this report to "Green Innovations," the "Company, "we, "us," "our" and similar terms refer collectively to Green Innovations and Green Hygienics. Additionally, the consolidated financial statements in this report include the accounts of Green Innovations and Green Hygienics, for which we are the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation.

Green Innovations Ltd.

Green Innovations is the parent company of two wholly-owned subsidiaries; Green Hygienics, Inc. (“Green Hygienics”), a Florida corporation, and Sensational Brands, Inc. (“Sensational Brands”), a Florida corporation.  GNIN provides the management, administrative, marketing and other pertinent focuses for its subsidiaries.

Green Hygienics, Inc.

Our wholly-owned subsidiary, Green Hygienics, is in the importation, sale, and distribution of hygienic and household products made of bamboo-based paper. On August 1, 2012, Green Hygienics entered into a Licensing Agreement with AHC, a corporation domiciled in the People's Republic of China, pursuant to we acquired the exclusive right for a period of 5 years to import and distribute AHC's proprietary bamboo pulp-based hygiene products. AHC is the world's largest manufacturer of bamboo-based wet wipes, is internationally certified (ISO 9001:2008, BRC-CP, EPA, Nordic swan, cGMP and GMP) and a member of the world Private Label Manufacturers Association. Exporting to over 45 countries, AHC supplies a number of Multi-National brands and retailers on all continents including customers such as 3M, Carrefour, Tesco, Walmart, and Goodyear. The Licensing Agreement contemplates the distribution of generic, private label, and Green Hygienics branded products, described below. Subject to the below described sales targets being met, the exclusive distribution license will be renewable for an additional period of 5 years.

Sensational Brands, Inc.

Our wholly-owned subsidiary, Sensational Brands, was formed for the acquisition of certain assets, via an asset purchase agreement, from Sensational Brands, Inc., a Texas corporation (“SBI-TX”).  SBI-TX, a company owned by W. Ray (“Tray”) Harrison, Jr., the National Sales Manager for Green Hygienics, had developed products and the brand name “Sensational.”  On November 19, 2012, Sensational Brands entered into an Asset Purchase Agreement with Sensational Brands (Texas) pursuant to which we acquired certain assets of Sensational Brands (Texas), including the trademark “SENSATIONAL” for the use in commercial sales of bathroom tissue and paper napkins.  In exchange for the trademark we issued to Sensational Brands (Texas) 500,000 warrants for common stock of the Company.  The warrants are for a period of five years and have an exercise price of $0.01 per share.

Other Recent Developments

On November 14, 2012, our board of directors adopted the Green Innovations Ltd. 2012 Stock Option Plan (“SOP”).  The SOP provides for the issuance of 10,000,000 stock options for common stock of the Company.  The stock options, once issued, have a five year life.  The exercise price shall be set no lower than 100% of the fair market price.

On February 7, 2013, our company entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Bruce Harmon, the chief executive officer of our company, for the cancellation of 45,000,000 shares of our common stock held by Mr. Harmon in exchange for 5,000,000 shares of our company’s Series A Preferred Stock.  The Series A Preferred Stock has 10 votes for every share and a conversion rate of one for one. Mr. Harmon retained 4,500,000 shares of our company’s common stock after giving effect to the transaction.

The Company reports its business under the following SIC Codes:

SIC Code	Description

322291	Sanitary Paper Product Manufacturing
322121	Paper (except Newsprint) Mills
424130	Industrial and Personal Service Paper Merchant Wholesalers

Our corporate headquarters are located at 80 SW 8th Street, Suite 2000, Miami, Florida 33130. Our operational office is located at 1222 SE 47th Street, Cape Coral, Florida 33904.  The Company’s primary web site is www.greeninnovationsltd.com.  The web site is not incorporated in this Form 10-K.

The Industry

Billions of dollars are spent annually on disposable products, even with the shift to recyclable products, thousands of tons of non-biodegradable consumer goods still end up in local landfills; never degrading and causing further environmental damage.  Green Hygienics is an environmentally friendly company whose intention is to help change the way products are biodegradable using 100% tree-free bamboo-based products.

Innovative products, not merely in the sense of “green” products, but in the sense of offering smarter consumer-relevant solutions that link product quality to the shared responsibility of producers and consumers. The environmental footprint of the product in terms of production and disposal and, in many cases even more importantly, the proper use of the product with respect to its environmental impact will be decisive. To address this, we must work more closely with consumers, communicating top performance, the added value of sustainable products and enabling behavioral changes.

Green Hygienics’ focus is to connect sustainable production with sustainable consumption. This means understanding current and future consumption patterns, then harnessing innovation to develop more sustainable products, services and behavior change initiatives. This will help us learn in leading the way in identifying opportunities for sustainable value creation for consumers, businesses and society as a whole.

Customers

Merchants

Green Hygienics will be providing certain products to each outlet.  The marketing plan is for the introduction of one or more products into each store, increasing the number of products carried over time.  For certain merchants, the opening order is anticipated to be products under the Sensational brand.  Green products, such as our bamboo tree-free line, are increasingly being ordered by buyers as the conscientious consumer demands more green products.  The Sensational brand, in certain circumstances, provides the open door for the introduction of our full line, especially our bamboo tree-free line.

United States

Green Hygienics targets merchants which sell paper products.  The primary national companies are Target, Walgreens, TOPCO, Walmart, CVS, Big Lots, Kmart, dollar stores, dollar store wholesalers, grocer chains, drug store chains, mass merchandisers, C store chains, C store wholesalers, and away from home distributors.  As of December 31, 2012, with the sales and marketing efforts of Green Hygienics beginning in the late third quarter, Green Hygienics has supplied various small chain outlets.  Subsequent to December 31, 2012, Green Hygienics has received orders from Spartan Cash & Carry, Avanti Distribution, and Vernon Sales, Inc. Green Hygienics is engaged in ongoing marketing efforts and negotiations to secure purchase orders from larger national retailers, including Target, Walgreens, and others, however, no definitive orders have been secured as of the date of this report.

Canada

Green Hygienics has a distribution agreement with Avanti Distribution, Inc. (“Avanti”), a Canadian company, for exclusive distribution rights for Canada.  Avanti’s target merchants are Dollarama, Big Lots, Walmart, Loblaws, Katz Group Canada, Jean Coutu, Uniprix, McKesson, Costco Wholesale, IGA Sobeys, Brunet, Metro, Le Naturist, and others.  As of December 31, 2012, through Avanti, the Company has already begun fulfilling orders to Dollarama.

Consumers

The consumers of our products are individuals, companies and institutions.  Our product line includes products, such as paper tissues, paper towels, wet wipes, sanitary napkins, food containers, office paper, and other products that are used frequently or daily by most consumers in developed countries and by a large and increasing number of consumers in developing countries.  Therefore, the potential end consumers for our products includes most consumers.

Our Products

Summary

Bamboo is redefining itself as an alternative crop with expansive uses and benefits. Originally being viewed as a plant material in landscape nurseries, zoos and botanical gardens, the spectrum of bamboo use has been seen in construction materials, musical instruments, furniture and crafts, perhaps its greatest attribute is arising in its important contribution to conservation. Not only has bamboo been an important factor in agroforestry, constructed wetlands and wildlife habitat, it is now being viewed for its biodegradable aspects in replacing landfill mainstays such as diapers and napkins, which take many decades to degrade.

Currently, an estimated 27.4 billion disposable diapers are used each year, resulting in an estimated 3.4 million tons of used diapers adding to landfills each year in the United States alone, not factoring in other countries around the world.

Green Hygienics seeks to become one of the premier suppliers of high quality tree-free bamboo-based products ranging from sanitary napkins to biodegradable diapers.  Incorporating a proprietary bamboo manufacturing strategy by its third party manufacturer, Green Hygienics is able to provide a viable option to a vast array of products that were otherwise known as ecologically “unfriendly” products that took years, decades, even centuries to decompose into its natural surroundings.

Disposal of used sanitary products by flushing out into the oceans of the world, incinerating, or depositing in landfill, creates various pollutants including dioxins deposited in the sea through sewerage waste and air pollution from incinerators.

Green Hygienics holds the exclusive North American distribution rights for this proprietary bamboo manufacturing. The bamboo-based products are currently being manufactured in China under American Hygienics Corporation (“AHC”). AHC currently supplies other paper products to Walmart China, Tessco, Revlon, 3M, Walgreens, Woolworth, Coles, Foodstuff, Dollarama, Dollar General, Carrefour, Ramson Group, Pigeon, Tall Joy, and more. Green Hygienics will be utilizing the relationship with AHC’s current clients to embed itself within the North American market. With the relationship already in place with Walmart China, Green Hygienics will pursue a cross over to the Walmart and Walmart Canada in the North American market, amongst various other retailers through its distribution representatives such as Distribution GSP, Inc., which supplies over 90% of all of the pharmacies in Canada as well as Brooks and Eckerd’s in the United States.

There are various benefits and advantages to the products offered by Green Hygienics. The most important being that Green Hygienics offers products that are 100% totally chlorine-free (“TCF”) bamboo pulp, unlike many companies that claim their fabric to be bamboo, however, in actuality, are rayon based. Green Hygienics prides itself on the quality of product it will be delivering to reputable companies and in doing so have an increased level of quality control entailing:

•	ISO 9002 Compliance
•	FDA Approval
•
SGS Testing - the world’s leading inspection, verification, testing and certification company.  Recognized as the global benchmark for quality and integrity, employing 59,000 people and operating a network of more than 1,000 offices and laboratories around the world.

•	Fully documented and monitored quality control system

 The Bamboo Alternative

Green Hygienics will introduce the first “tree-free diaper”, made from highly sustainable, environmentally-friendly bamboo-based resources. Traditional diapers are made from wood pulp, petroleum-based products, and man-made chemicals. It is estimated that we use more than 27 billion disposable diapers each year, and according to the Environmental Protection Agency, diapers such as these account for approximately 3.5 million tons of yearly waste. This diaper waste often ends up in landfills where it can take hundreds of years to fully decompose. In contrast, our baby diaper is made from 100% biodegradable bamboo pulp, which grows quickly, without the need for pesticides, is highly renewable, and can be regrown and harvested again in a matter of years.

The bamboo plant is not just for diapers. For centuries, bamboo has been a symbol of luck and longevity in the Chinese culture, and bamboo paper, while produced on a relatively small scale, is considered to be among the most beautiful and durable types of paper in existence. In addition to its quality, our Eco Choice Range paper offers the following savings (per ton) when compared to usual industrial methods:

•	17 trees spared
•	7,000 gallons of water saved
•	4,200 kw/h less electricity used
•	3.3 cubic yards of landfill is gained
•	20 pounds CO2 emission reduction

Our Products

Bamboo Pulp-Based Hygiene and Household Products

The exclusive distribution rights granted to us pursuant to the Licensing Agreement are for the following bamboo pulp based products:

* Biodegradable diapers of 100% bamboo pulp;

* Chlorine Free bamboo pulp based plates and cups;

* Produce platters and absorbents made from bamboo pulp;

* Nursing Pads made from bamboo pulp;

* Dryer sheet pads made from bamboo viscous fiber;

* Under arm absorbing pads made from bamboo pulp;

* Various stationary made from 100% tree free bamboo pulp;

* Female Sanitary Pads made from bamboo pulp; and

* Panty Liners made from bamboo pulp.

Our agreement with AHC also gives us the exclusive North American distribution rights (for retail and institutional distribution only) for AHC conventional products.

Other Green Products

The Company, through its licensing agreement with Clearly Herbal International, markets its brand “Clearly Herbal,” a green paper product line providing wet wipes.  Clearly Herbal is manufactured by AHC.

Other Products

The Company, through its strategic acquisition of the trademark “Sensational,” acquired a line a paper products which will be marketed to buyers of chain stores that are slow to introduce green products to their consumers. The quality of Sensational products is an introduction of Green Hygienics to various chains. Once the foothold is established, the introduction of the Green Hygienics’ “green” products to these stores is more acceptable due to the established credibility of its Sensational products.

Manufacturing by Third Parties

Currently, all production of Green Hygienics products are being manufactured in China through the contractual relationships with American Hygienics Corporation (“AHC”) and Xiamen C&D Paper & Pulp Co., Limited (“C&D”).

American Hygienics Corporation

AHC (www.amhygienics.com) is an international company that is one of the largest private label manufacturers of wet wipes in Asia. AHC produces absorbent hygiene products in excess of $75 million annually. AHC is the largest manufacturer of bamboo-based wet wipes in the world. They are a member of the World Private Label Manufacturers Association. Currently, AHC exports to more than 45 countries.

Green Hygienics has an exclusive North American distribution agreement for certain paper products.

AHC is ISO 9001:2008, BRC-CP, Nordic Swan, cGMP & GMPc certified.

Xiamen C&D Paper & Pulp Co., Limited

C&D, a subsidiary of Xiamen C&D, Inc. (Shanghai Stock – stock code: 600153, www.cndpaper.com), located in Fujian, China, is one of the largest paper suppliers in China for the past nineteen years.  Their sales volume in 2010 was 800,000 tons.  C&D is dedicated to supply high quality packing papers, and a variety of finished products with regular paper pulp and bamboo pulp.  C&D is ISO9002 quality management system certification and FSC Certified.  Their service is oriented to enterprise primarily specializing in supply chain operations and real estate development.  The parent company has total assets in excess of RMB 52.3 billion Yuan and the turnover of the company in 2011 was in excess of RMB 80 billion Yuan.  They have been rated AAA credit and listed among China’s Top 500 (number 57 in 2012) listed companies.  In 2005, C&D successfully co-organized “China Paper Trading Fair” with China Paper Association.  C&D manufacturers our Sensational bath tissue and we are in negotiations to get exclusive right for North America for their complete line of paper base and bamboo paper base products including kitchen towels, napkin products, facial tissue, and other products.

Other

Green Hygienics keys to success will be to set up its own proprietary production facility within domestic United States that will process bulk bamboo pulp into a fibrous material that can be engineered to create these same hygiene products in-house.

Sales Targets

In order to renew our Licensing Agreement with AHC for an additional 5 year term, we must achieve the following sales targets during the initial 5 year term:

•	$150,000 in sales of absorbent pad based products, including diapers, panty liners and sanitary pads during the first year followed by a 25% increase during each subsequent year;
•	$100,000 in sales of plates and cups, produce platters, dryer sheets, and stationary during the first year followed by a 25% increase during each subsequent year; and
•
$150,000 in sales of miscellaneous branded products, followed by a 25% increase during each subsequent year. Branded products include products marketed under the Green Hygienics brand and related marks, including "Premium Formulation," Clearly Herbal and Green & Soft.

Market Strategy

The development of new markets or business models that deliver consumer value in more eco-efficient or socially beneficial ways, there are several ways in which our strategies can be built around our products that delivers social benefits. Green Hygienics’ strategies center on differentiation, aiming to offer a superior product with a distinctive brand. Green Hygienics’ objective is to offer low-cost products. We seek to win by pre-emptive moves, gaining first mover advantage such as customer loyalty and focus our products on a specific segment or geography, and look for synergies, enhancing the value to the customer while reducing costs.

Marketing has a vital role to play in decoupling material consumption from consumer value. It has the ability to facilitate both innovation and choice influencing for sustainable consumption, because it allows products and information to flow between producers and consumers. It can help consumers to find, choose and use sustainable products, by providing information, ensuring availability and affordability, and setting the appropriate tone through marketing communications. Sales data and market research provide insights about consumer attitudes, beliefs and behaviors that can then be fed into the planning process, driving innovation and guiding key business decisions, including pricing, packaging and distribution.

Marketing also has a vital role to play in leveraging the company’s sustainability credentials to build brand equity. In order to do so, it is vital to ensure consistency with our corporate sustainability strategy; any claims made must be authentic, credible and responsible. As solutions shift from technical to social, marketing also has an increased role in driving innovation. Brand values are communicated to consumers through all sales and marketing channels, from lead generation and customer support to advertising, sponsorship and point-of-sale activities. These messages will provide signals to consumers about social and behavioral norms, and are believed by some to have behavioral effects beyond the product or brand from which they emanate.

Green Hygienics has segmented their market into four distinct customer segments:

1. Health & Natural product stores: These customers are purchasing functional confectionary. Their establishments serve a wide variety of eco-friendly products to thousands of customers each day.

2. Drugstores: These customers are buying more and more eco-friendly products for their customers as a green innovative and to satisfy their eco-friendly clientele.

3. Supermarkets: These customers are buying more and more eco-friendly products for their customers as a green innovative and to satisfy their eco-friendly clientele and to improve their green print.

4. Superstores: These customers are large buyers of eco-friendly products that is an increasing demand from their customers that are 60% institutional and small business with green initiative programs.

Target Market

Increasing numbers of consumers are realizing that their purchasing behavior directly affects many ecological problems. In 1999, 87% of consumers stated that they were willing to pay 15% to 20% more for ecologically compatible products. More recent surveys have suggested that significant numbers of consumers would be willing to pay up to 40% percent more for “green” products. We seek to provide a profile of consumers who are likely to pay more for environmentally friendly products, and to put forward marketing strategies to attract them. The research shows that consumers willing to pay more for environmentally friendly products are more likely to be female married, with at least one child living at home. This group seems more likely to put the welfare of others before their own. They are perhaps more likely to think of a how a ruined environment may affect their partner and their children’s future. Consumers willing to pay more for green products report that today’s ecological problems are severe, that corporations do not act responsibly towards the environment and that behaving in an ecologically favorable way is important. They place a high importance on security and warm relationships with others, and often consider ecological issues when buying something. They do not believe that it is inconvenient to, for example, do without single-serve aseptically packaged juices or puddings, in the interests of protecting the environment.

Competitive Edge

•
Increasing the availability of more sustainable products through integrating sustainability and life cycle processes into product design innovation that doesn’t compromise on quality, price or performance in the market.

•
Creating a market for sustainable products and business models by working in partnership with consumers and other key stakeholders to demonstrate that sustainable products and lifestyles deliver superior performance at the best prices. Using marketing communications to influence consumer choice and behavior.

•	Editing out unsustainable products, product components, processes and business models in partnership with other actors in society and retailers.

Retailers understand their unique opportunities and responsibilities in the area of sustainable consumption, but differ in their approaches. For example, some take a choice editing approach, eliminating products considered to be unsustainable and, where possible, offering only sustainable choices. Others offer a range of both sustainable and unsustainable choices at a range of prices, in order not to exclude consumers with more limited budgets. Some large global retailers are starting to create minimum sustainability standards for the products that they offer and from their supply chains, but are not yet ready to engage consumers in discussions about impacts across the full product life cycle. Retailers will seek more product contents disclosure from product suppliers in the future in order to determine the sustainability of the product and we will supply them with the tool’s necessary to simplify their task.

Strategy and Implementation

Since the opposite is true of consumers who are less willing to pay more for environmentally friendly products, marketers should advertise why it is convenient to purchase “green” products. The Body Shop, for example, uses information cards, window displays and videos throughout its stores to inform people about the environmental and social effects of their purchasing decisions. This information educates the consumer about The Body Shop’s natural product ingredients, earth-friendly manufacturing, and policy of purchasing from developing countries. Marketers should also communicate to the target audience that buying green products can have a significant impact on the welfare of the environment. Marketers should persuade consumers that environmental protection is not the sole responsibility of business and that each individual can also make a difference. Marketers should regularly provide feedback to show consumers that they are making a difference.

Our research reveals that 80% of consumers who are more likely to spend more for green products say they refuse to buy products from companies accused of being polluters. Companies which do not follow environmental regulations or which try to exploit the green movement to increase sales are therefore exposed to consumer boycott. For example, Procter & Gamble and Walmart were publicly criticized for putting a “green” label on a brand of paper towels made of chlorine-bleached, unrecycled paper and packaged in plastic, simply because the inner tube for the towels was made of recycled paper.

Consumer attitudes and behaviors:

•	Consumers are increasingly concerned about environmental, social and economic issues, and increasingly willing to act on those concerns

•
Consumer willingness often does not translate into sustainable consumer behavior because of a variety of factors – such as availability, affordability, convenience, product performance, conflicting priorities, skepticism and force of habit

•	Making it easy and affordable for the consumer to make sustainable purchasing decisions, as they increasingly report a willingness to do so

•	Making sustainable products available and comparable – without compromising on performance and at no extra costs

•	Leveraging the unprecedented power of consumers to share information about our company, products via social networks, to promote sustainable products, usage, consumption and lifestyles

Competition

We are a company engaged in the sale and distribution of hygienic and household bamboo-based paper products. Currently, our target market is limited to North America, including Canada, the United States, and Mexico. We intend to compete with other manufacturers and distributors of hygienic and household paper products, including products made of traditional wood-pulp based paper, bamboo-pulp based paper, or other recycled or novel paper materials. We will also compete with traditional manufactures of non-paper based diapers, female sanitary pads, disposable plates and cups, and produce platters.

Many of the companies with whom we intend to compete have greater financial resources, production capabilities, and distribution networks than we do. These competitors may be able to benefit from greater economies of scale than our Company. In addition, they may be able to afford more expertise in design and manufacturing of their products. This competition could result in competitors having products of greater quality and interest to prospective customers and investors. This competition could adversely impact on our ability to finance further development and to achieve the financing necessary for us to develop our business.

We believe that Green Hygienics is currently the only manufacturer of 100% tree-free products in the marketplace.  There are other companies that manufacture products in a similar scope, however, they have up to 30% tree-based ingredients in their products.  Green Hygienics is the exclusive supplier for AHC in North America bamboo-based products.  AHC is the world’s largest manufacturer of bamboo-based wet wipes, internationally certified: ISO 9001:2008, BRC-CP, EPA, Nordic swan, cGMP and GMP and member of the world Private Label Manufacturers Association. AHC suppliers multi-national brands and retailers on all continents including customers such as 3M, Carrefour, Tesco, Walmart, Goodyear and export to over 45 countries.

AHC’s research and development facility with laboratory for micro-biological/bio-burden testing currently houses over 200 dedicated employees. Management believes that innovation is an essential driver of more sustainable consumption. The goal of sustainable innovation is to deliver high levels of emotional and functional value, while minimizing resource use and environmental impacts. Innovation is a well-known core business function. Business innovation responds to the challenge of sustainable consumption through: eco-efficiency measures, product innovation and design, production & supply chain management, and business model innovation.

Our research and development of new products, product features, and technologies are driven by the quest for the best performance at the best price that also improves eco-efficiency and societal value.

Intellectual Property

We assert common law copyright in the contents of our website, greeninnovationsltd.com and common law trademark rights in our business name and related product labels, including "Clearly Herbal," “Sensational,” and "Green & Soft". We have not registered for the protection of any copyright, trademark, patent or design, although we may do so in the future as we deem necessary to protect our business. We have registered for protection of our domain name, www.greenhygienics.com. Through our Licensing Agreement dated August 1, 2012 with AHC, we hold the exclusive North American distribution rights to certain proprietary technology of American Hygienics for the manufacture of bamboo pulp-based paper products, described elsewhere in this report. Our exclusive rights are enforceable for a minimum term of 5 years from August 1, 2012, and are subject to an additional 5 year renewal provided we meet certain sales quotas during the initial terms. The terms of our agreement with Green Hygienics are discussed in the section of this report entitled "Description of Business."

Green Hygienics has been granted an Intellectual Passport CB, through its authors Kalpesh Parmar and Yogesh Parmar, owners of AHC, which will own the worldwide Intellectual Passport for the manufacturing of the bamboo pulp.  The Intellectual Passport CB is a private system of intellectual property registration that aims to enhance the protection of intellectual property rights conferred by existing legal frameworks.

Accreditations

FDA - Food and Drug Administration
The FDA is an executive department agency of the United States Department of Health and Human Services. The FDA is established to be responsible for protecting and promoting public health through regulation of consumer products. The FDA is one of the most recognized certifications in the world.

EPA - Environmental Protection Agency
An agency of the United States federal government which has been established for the purpose of protecting human health and the environment. The EPA's purpose is to protect consumers from significant risk from human health and the environment on which they live learn and work.

Nordic Environmental Label
The Nordic Ecolabel is a comprehensive evaluation through the lifecycle of the product. This means that, in developing criteria, we look at the whole life cycle of the product and all its related environmental issues. Climate considerations are thus a key element of the assessment. Some criteria contain requirements linked directly to the climate, such as those concerning use of fossil fuels or energy consumption during the manufacturing process. The more important we judge the climate issue to be for a particular product group, the stricter and more extensive the requirements become in that area.

BRC – British Retail Consortium
The British Retail Consortium (BRC) is the lead trade association in the UK representing the whole range of retailers, from the large multiples and department stores through to independents, selling a wide selection of products through all levels of wholesale and retail. The BRC is a highly sought after certification in the UK as it is the authoritative voice of retail, recognized for its powerful campaigning and influence within government and as a provider of excellent retail information. The majority of UK, and many European and global retailers, and brand owners will only consider doing business with suppliers who have gained certification against the appropriate BRC Global Standard.

ISO 9001:2000 – International Organization for Standardization
ISO International Standards ensure that products and services are safe, reliable and of good quality, they are strategic tools that reduce costs by minimizing waste and errors and increasing productivity. They help companies to access new markets, level the playing field for developing countries and facilitate free and fair global trade.

GMP – Good Manufacturing Practice
GMP is a production and testing practice that maintains and ensures quality control of a manufactured goods. Many countries have created uniform GMP guidelines to correspond with their own legislation. These GMP guidelines safeguard the consumer and ensuring the goods produced are of the highest quality.

GMP is enforced in the United States by the Food and Drug Administration (FDA).

The World Health Organization (WHO) version of GMP is used by pharmaceutical regulators and the pharmaceutical industry in over one hundred countries worldwide, primarily in the developing world. The European Union's GMP (EU-GMP) enforces similar requirements to WHO GMP, as does the FDA's version in the US. Similar GMPs are used in other countries, with Canada, Japan, Singapore, Philippines and others having highly developed/sophisticated GMP requirements.

Research and Development

We did not incur any research and development expenses since our inception on August 1, 2012 (inception). We do anticipate that we will spend any significant resources on research and development during the next 12 months.

We believe that Green Hygienics is currently the only manufacturer of 100% tree-free products in the marketplace.  There are other companies that manufacture products in a similar scope however they have up to 30% tree-based ingredients in their products.  Green Hygienics is the exclusive supplier for American Hygienics Corporation in North America.  American Hygienics Corporation (AHC) is the world’s largest manufacturer of bamboo based wet wipes, internationally certified: ISO 9001:2008, BRC-CP, EPA, Nordic swan, cGMP and GMP and member of the world Private Label Manufacturers Association. AHC suppliers Multi-National brands and  retailers on all continents including customers such as 3M, Carrefour, Tesco, Walmart, Goodyear and export to over 45 countries. Its Research and Development facility with laboratory for micro-biological/bio-burden testing currently houses over 200 dedicated employees.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company's operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Government Regulations

As distributors and importers of hygienic and household paper products, including products used for food packaging and storage, we are regulated by the U.S. Food and Drug Administration.  We believe that the products we intend to distribute are in compliance, in all material respects, with the laws and regulations administered by the U.S. Food and Drug Administration.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Environmental Regulations

We do not believe that we are or will become subject to any environmental laws or regulations of the United States.  While our products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our products or potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of December 31, 2012, we had a total of two full time employees. Our employees are not party to any collective bargaining agreement. We believe our relations with our employees are good.

Property

We lease approximately 250 square feet of office space in Miami, Florida pursuant to a lease that will expire on November 30, 2013. This facility serves as our corporate headquarters. The Company leases for its operational office approximately 250 square feet of office space in Cape Coral, Florida pursuant to a lease that will expire on July 31, 2013.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A.  Risk Factors

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Business

We have limited operating history and our foreseeable future is uncertain.

We were formed in 2008 and did not have any operations until the fourth quarter of 2012 due to the acquisition of Green Hygienics. We have only nominal assets, and have generated limited revenues since our inception. The Green Hygienics acquisition in September 2012 discontinued the prior operations. For our year ended December 31, 2012, we experienced net losses of $1,211,545. We used cash in operating activities of $174,075 in 2012. As of December 31, 2012, we had an accumulated deficit of $1,199,045. In addition, we could to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

As of December 31, 2012, our available cash balance was $45,743. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to wholesale our products to major retail and grocery chains. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint-venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly-issued securities may include preferences, superior voting rights, the issuance of warrants or other convertible securities, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We have a limited operating history, and it may be difficult for potential investors to evaluate our business.

We began current operations in September 2012. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. Our revenues were $105,400 and $90,771 for the years ended December 31, 2012 and 2011, respectively. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in us in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as the ability of our merchants to enter into agreements with consumers for their respective products and/or services. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

We may not be able to secure additional financing to meet our future capital needs.

We anticipate needing significant capital to conduct establish our operations, distribution network and customer base. We may use capital more rapidly than anticipated and incur higher operating expenses than expected, and will be depend on external financing to satisfy our operating and capital needs. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. We may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must locate and retain skilled sales people, marketers, management, and other personnel, and solicit and obtain adequate funds in a timely manner. If we fail to effectively manage our human or financial resources during the growth of our business, our business may fail which would cause you to lose your investment.

We may not have access to the product supply necessary to support our business, which could cause delays or suspension of our operations.

Competitive demands for supply of products could result in the disruption of planned sales and distribution activities. Because we will rely on third party manufacturers to produce the products that we intend to sell, we may experience difficulty in securing a reliable supply of quality products at a competitive price. Although we believe that we have secured a suitable supplier of quality products at a competitive price, if our product supply is compromised for any reason, we may have to suspend some or all of our operations, which could significantly harm our business.

We depend on the products of American Hygienics Corporation.

The Company has a Licensing Agreement with AHC and the stability of AHC, along with its ability to continue to supply its products to the Company at a price that will afford the Company to meet its goals and objectives is imperative to the stability and viability of the Company.

We depend on the production facility of American Hygienics Corporation.

The production of a portion of the Company’s products are dependent on the manufacturing performed by AHC and their ability to continue to supply products to the Company at a price that will afford the Company to meet its goals and objectives is imperative to the stability and viability of the Company.

We depend on the production facility of Xiamen C&D Paper & Pulp Co., Limited.

The production of a portion of the Company’s products are dependent on the manufacturing performed by C&D and their ability to continue to supply products to the Company at a price that will afford the Company to meet its goals and objectives is imperative to the stability and viability of the Company.

Our profitability depends, in part, on our success and brand recognition and we could lose our competitive advantage if we are not able to protect our trademarks against infringement, and any related litigation could be time-consuming and costly.

We believe our brand will gain substantial recognition by consumers and merchants in North America. We have registered the “Sensational” trademark with the United States Patent and Trademark Office. We also use the licensed trademarks Use of our trademarks or similar trademarks by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademarks and patents against infringement could be time consuming and costly.

Our profitability depends, in part, on the brand recognition of our licensed products from American Hygienics Corporation and we could lose our competitive advantage if they are not able to protect their trademarks and intellectual properties against infringement, and any related litigation could be time-consuming and costly.

We believe that the licensed brands of AHC will gain substantial recognition by consumers and merchants in North America. They have registered the “Clearly Herbal” trademark with the United States Patent and Trademark Office. The Clearly Herbal name is currently marketed in the United Kingdom.

Attraction and retention of qualified personnel is necessary to implement and conduct our sales and marketing efforts.

Our future success will depend largely upon the continued services of our Board members, executive officers, sales personnel, and other key personnel. Our success will also depend on our ability to continue to attract and retain qualified personnel with sales, marketing and distribution experience. Key personnel represent a significant asset for us, and the competition for qualified personnel is intense in the paper product industry.

We may have particular difficulty attracting and retaining key personnel in regards to the sales and marketing aspect of the Company. We do not have key-person life insurance coverage on any of our personnel. The loss of one or more of our key people or our inability to attract, retain and motivate other qualified personnel could negatively impact our ability to develop or to sustain our operations.

We are exposed to risks associated with the ongoing financial crisis and weakening global economy, which increase the uncertainty of consumers purchasing products.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to a decrease in consumer confidence. If these economic conditions are prolonged or deteriorate further, the market for our products will decrease accordingly.

RISKS ASSOCIATED WITH OUR INDUSTRY

We face significant competition in the hygienic and household paper product industry.

We intend to compete with other manufacturers and distributors of hygienic and household paper products, including products made of traditional wood-pulp based paper, bamboo-pulp based paper, or other recycled or novel paper materials. We will also compete with traditional manufactures of non-paper based diapers, female sanitary pads, disposable plates and cups, and produce platters. Many of the companies with whom we intend to compete have greater financial resources, production capabilities, and distribution capacity than we do. These competitors may be able to benefit from greater economies of scale than our Company. In addition, they may be able to afford more expertise in design and manufacturing of their products. This competition could result in competitors having products of greater quality and interest to prospective customers and investors, which could adversely impact on our ability to develop or sustain our operations.

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the use of our products, which may significantly reduce demand for our products.

Our products are subject to various regulatory and economic barriers which could have an adverse effect on the Company.

Our business depends on the products of our suppliers, American Hygienics Corporation and Xiamen C&D Paper & Pulp Co., Limited.

AHC and C&D are both considered to be stable companies with many years of experience in the industry. Its stability, or lack thereof, could create various issues related to our products. Other suppliers are viable alternatives but, without the special products of AHC, the product line that the Company offers could be adversely affected.

Our company is projected to experience rapid growth in operations, which will place significant demands on its management, operational and financial infrastructure.

If the Company does not effectively manage its growth, the quality of its products could suffer, which could negatively affect the Company's brand and operating results. To effectively manage this growth, the Company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. Failure to implement these improvements could hurt the Company's ability to manage its growth and financial position.

The Company treats its proprietary information as confidential and relies on internal nondisclosure safeguards and on laws protecting trade secrets, all to protect its proprietary information.

There can be no assurance that these measures will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company. The Company's patents, trademarks, trade secrets, copyrights and/or other intellectual property rights are important assets to the Company. Various events outside of the Company's control pose a threat to its intellectual property rights as well as to the Company's products and services. Although the Company seeks to obtain patent protection for its systems, it is possible that the Company may not be able to protect some of these innovations. There is always the possibility, despite the Company's efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

RISKS RELATED TO OUR ORGANIZATION AND THE MARKET FOR OUR STOCK

As of September 26, 2012, we became a consolidated subsidiary of a company that is subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

As a result of the Merger, we became a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we remained privately held and did not consummate the Merger.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we became public by means of a merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a merger. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-Merger company.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;

●	competitive pricing pressures;

●	Our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We may not pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has not been a liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. As soon as is practicable after becoming eligible, we anticipate applying for listing of our common stock on either the NYSE Amex Equities, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards for any of these exchanges, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; customer demand for our products; investor perceptions of our industry in general and our Company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant stockholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management's attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us. We do not intend to pay dividends on shares of our common stock for the foreseeable future.

Our common stock is currently considered a “penny stock,” which may make it more difficult for our investors to sell their shares.

Our common stock is currently considered a “penny stock” and may continue in the future to be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Bruce Harmon, our chief executive officer, chief financial officer, and chairman of our board of directors, beneficially owns a substantial portion of our outstanding common stock and preferred stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Bruce Harmon, as of February 7, 2013, beneficially owns 18% of our outstanding shares of common stock and 100% of our outstanding shares of preferred stock.  As the preferred stock has super voting rights, Mr. Harmon beneficially controls approximately 72.7% of the votes for all stocks.  As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Offer or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

We lease approximately 250 square feet of office space in Miami, Florida pursuant to a lease that will expire on November 30, 2013. This facility serves as our corporate headquarters.  The Company leases for its operational office approximately 250 square feet of office space in Cape Coral, Florida pursuant to a lease that will expire on July 31, 2013.

Item 3.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 15, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “GNIN.OB.”  As of December 31, 2012, the Company’s common stock was held by 13 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about January 5, 2012 (for Winecom, Inc.).  The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended December 31,
	2012		2011
	High	Low	High	Low

First Quarter	$5.00	$2.51	N/A	N/A
Second Quarter	$5.00	$5.00	N/A	N/A
Third Quarter	$5.00	$5.00	N/A	N/A
Fourth Quarter	$1.00	$0.05	N/A	N/A

The Company’s transfer agent is Securities Transfer Corporation of Frisco, Texas.

Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;
-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;
-	the compensation of the broker-dealer and its salesperson in the transaction;
-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for Green Innovations Ltd. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY:

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

The Company has two wholly-owned subsidiaries; Green Hygienics, Inc. (“Green Hygienics”), a Florida corporation, and Sensational Brands, Inc. (“Sensational Brands”), a Florida corporation.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2012 TO THE YEAR ENDED DECEMBER 31, 2011

Results of Operations

Revenue. For the year ended December 31, 2012, our revenue was $232,955, compared to $0 for the same period in 2011. This increase in revenue was primarily attributable to increased sales related to the beginning of operations in the fourth quarter.

Gross Loss. For the year ended December 31, 2012, our gross profit was $21,843, compared to a gross profit of $0 for the same period in 2011. This increase in our gross loss resulted primarily related to the beginning of operations in the fourth quarter.

Selling, General and Administrative Expenses. For the year ended December 31, 2012, selling, general and administrative expenses were $1,173,724 ($965,521 related to stock-based compensation) compared to $0 for the same period in 2011  This increase was attributable to operations beginning in the fourth quarter of 2012.

Net Loss. We generated net losses of $1,211,545 ($965,521 related to stock-based compensation and $79,416 for amortization of debt discounts) for the year ended December 31, 2012 compared to $0 for the same period in 2011.

Liquidity and Capital Resources

General. At December 31, 2012, we had cash and cash equivalents of $45,743. We have historically met our cash needs through a combination of cash flows from operating activities, proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $155,566 for the year ended December 31, 2012, and we used cash in operations of $0 during the same period in 2011. The principal elements of cash flow from operations for the year ended December 31, 2012 included a net loss of $1,211,545, offset by stock-based compensation and settlements of $965,521 and amortization of debt discounts of $79,416.

Cash provided by investing activities during the year ended December 31, 2012 was $13,309 compared to $0 during the same period in 2011. This was a result of the acquisition of Green Hygienics, Inc.

Cash generated in our financing activities was $188,000 for the year ended December 31, 2012, compared to cash generated of $0 during the comparable period in 2011. This increase was primarily attributed to a concentrated effort of capital procurement in 2012.

As of December 31, 2012, current assets exceeded current liabilities by 1.07 times. Current assets increased from $0 at December 31, 2011 to $313,921 at December 31, 2012 whereas current liabilities increased from $0 at December 31, 2011 to $292,393 at December 31, 2012.

	For the years ended
	December 31,
	2012	2011

Cash used in operating activities	$(155,566)	$-
Cash used in investing activities	13,309	-
Cash provided by financing activities	188,000	-

Net changes to cash	$45,743	$-

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $232,955 and net losses of $1,211,545 ($965,521 represents stock-based compensation and settlements) for the year ended December 31, 2012 compared to sales of $0 and net loss of $0 for the year ended December 31, 2011. The Company had a working capital surplus, stockholders’ equity, and accumulated deficit of $31,088, $54,516 and $1,189,485, respectively, at December 31, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Critical Accounting Policies

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2012 and 2011.

Derivatives. The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements. The Company measures their financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short-term loans the carrying amounts approximate fair value due to their short maturities.

Effective January 1, 2008, we adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Revenue Recognition. Revenues are recognized on our products in accordance with ASC 605-10, “Revenue Recognition in Financial Statement.” Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has several revenue streams as follows:

•	Delivery of product to a merchant.

Stock-Based Compensation. The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

Green Innovations Ltd. and Subsidiaries

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Green Innovations Ltd.

We have audited the accompanying consolidated balance sheets of Green Innovations Ltd. and subsidiaries as of December 31, 2012 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements as of and for the year ended December 31, 2011 were audited by another auditor who expressed an unqualified opinion on March 6, 2012.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Innovations Ltd. and Subsidiaries as of December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $1,201,985 in 2012, and used cash for operating activities of $155,566. At December 31, 2012, the Company had a working capital surplus, shareholders’ equity and accumulated deficit of $21,528, $54,516 and $1,189,485, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
fka DRAKE AND KLEIN CPAS
Clearwater, Florida
March 8, 2013

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiary
Consolidated Balance Sheets
December 31,

	2012	2011

ASSETS

Current assets
Cash	$45,743	$-
Accounts receivable	190,299	-
Inventory	74,879	-
Prepaid expense	3,000	-
Total current assets	313,921	-

Intangible assets, net	287,744	-
Other assets	100	-

Total assets	$601,765	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$220,889	$-
Accounts payable to related parties	21,834	-
Accrued expenses	49,670	-

Total current liabilities	292,393	-

Long-term liabilities
Convertible notes, net of discounts	254,856	-

Total liabilities	547,249	-

Commitments and contingencies (Note 9)

Stockholders' deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized,
70,000,000 shares issued and outstanding	7,000	-
Additional paid-in capital	1,237,001	-
Accumulated deficit	(1,189,485)	-
Total stockholders' equity	54,516	-

Total liabilities and stockholders' equity	$601,765	$-

See accompanying notes to consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiary
Consolidated Statements of Operations
For the Years Ended December 31,

	2012	2011

Revenue	$232,955	$-

Cost of goods sold	211,112	-

Gross profit	21,843	-

Selling, general and administrative (includes stock-based compensation of $965,521 and $0, respectively)	1,173,724	-

Operating loss	(1,151,881)	-

Other income (expense)
Gain on forgiveness of debt	8,928	-
Gain on forgiveness of payable	15,450	-
Interest expense	(74,482)	-

Total other income (expense)	(50,104)	-

Net loss	$(1,201,985)	$-

Net loss per share - basic and diluted	$(0.01)	$-

Weighted average number of shares
outstanding - Basic and Diluted	95,172,131	-

See accompanying notes to consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiary
Consolidated Statement of Shareholders' Deficit
December 31, 2012

					Additional	Stock
	Preferred Stock		Common Stock		Paid In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

July 1, 2008 (inception)	-	$-	-	$-	$-	$-	$-	$-
Common stock issued to directors for cash
($0.005 per share)	-	-	4,000,000	400	19,600	(20,000)	-	-
Net loss for period ended December 31, 2008	-	-	-	-	-	-	(818)	(818)

Balance at December 31, 2008	-	$-	4,000,000	$400	$19,600	$(20,000)	$(818)	$(818)

Net loss for year ended December 31, 2009	-	-	-	-	-	-	(1,250)	(1,250)

Balance at December 31, 2009	-	$-	4,000,000	$400	$19,600	$(20,000)	$(2,068)	$(2,068)

Stock subscriptions received	-	-	-	-	-	20,000	-	20,000
Net loss for year ended December 31, 2010	-	-	-	-	-	-	(2,546)	(2,546)

Balance at December 31, 2010	-	$-	4,000,000	$400	$19,600	$-	$(4,614)	$15,386

Common stock issued for cash, net of
offering costs ($0.04 per share)	-	-	1,000,000	100	12,113	-	-	12,213
Net loss for year ended December 31, 2011	-	-	-	-	-	-	(43,422)	(43,422)

Balance at December 31, 2011	-	$-	5,000,000	$500	$31,713	$-	$(48,036)	$(15,823)

Forward split - 1:20	-	-	95,000,000	9,500	(9,500)	-	-	-
Issuance of common stock for Green Hygienics, Inc.	-	-	49,500,000	4,950	-	-	-	4,950
Return of common stock to treasury for cancellation	-	-	(79,500,000)	(7,950)	-	-	-	(7,950)
Adjustment to reflect reverse merger	-	-	-	-	(90,033)		60,536	(29,497)
Options issued to management	-	-	-	-	530,000	-	-	530,000
Warrants issued to consultant	-	-	-	-	430,000	-	-	430,000
Warrants issued for acquisition of Sensational Brands, Inc. assets	-	-	-	-	290,000	-	-	290,000
Amortization of options	-	-	-	-	5,521	-	-	5,521
Amortization of beneficial conversion features	-	-	-	-	58,860	-	-	58,860
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(1,201,985)	(1,201,985)

Balance at December 31, 2012	-	$-	70,000,000	$7,000	$1,246,561	$-	$(1,189,485)	$64,076

See accompanying notes to consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2012	2011
Cash flows from operating activities:
Net loss	$(1,201,985)	$-
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intangibles	2,256	-
Gain on forgiveness of debt	(8,928)	-
Gain on forgiveness of payable	(15,450)	-
Grant of options for services	530,000	-
Grant of warrants for services	430,000	-
Amortization of debt discounts to interest expense	20,556	-
Amortization of beneficial conversion features to interest expense	49,300	-
Amortization of options	5,521
Changes in operating assets and liabilities:
Accounts receivable	(190,299)	-
Inventory	(74,879)	-
Prepaid expense	(3,000)	-
Other assets	(100)	-
Accounts payable	229,938	-
Accounts payable to related parties	21,834	-
Accrued expenses	49,670	-
Net cash used in operating activities	(155,566)	-

Cash flows from investing activities
Cash acquired in acquisition	13,309	-
Net cash provided by investing activities	13,309	-

Cash flows from financing activities:
Proceeds from notes	188,000	-
Net cash provided by financing activities	188,000	-

Net decrease in cash	45,743	-

Cash at beginning of period	-	-

Cash at end of period	$45,743	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Proceeds from related party notes payable prior to acquisition	$6,110

Proceeds from note payable prior to acquisition	$30,000

Debt assumed in acquisition	$57,437

Acquisition of intangible assets from Sensational Brand, Inc.	$290,000

 See accompanying notes to consolidated financial statements.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Green Innovations Ltd., formerly known as Winecom, Inc. (the “Company,” “we,” “us,” “our,” or “Green Innovations”) is a Nevada corporation.  The business was started on July 1, 2008. We changed our name on September 24, 2012.

Green Hygienics, Inc. (“Green Hygienics”), a Florida corporation, was formed on August 1, 2012.  On September 26, 2012, it was acquired (see Note 3).

Sensational Brands, Inc. (“Sensational Brands”), a Florida corporation, was formed on November 19, 2012.  It was formed for the sole purpose of the acquisition of certain assets of Sensational Brands, Inc., a Texas corporation on November 19, 2012 (see Note 3).

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

Basis of Presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiaries (as of December 31, 2012), Green Hygienics and Sensational Brands. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrants and beneficial conversion feature debt discounts, valuation of derivatives, valuation of share-based payments and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Revenue Recognition

The Company recognizes revenue on our products in accordance with ASC 605-10, “Revenue Recognition in Financial Statements”. Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has one primary revenue stream as follows:

•	Delivery of product to a merchant.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations.  For the years ended December 31, 2012 and 2011 advertising expense was $120,289 and $0, respectively.

Income Taxes

Prior to September 1, 2009, the Company operated as an LLC and thus had no income tax exposure. Effective September 1, 2009, the Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2012, tax years 2011, 2010 and 2009 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Effective September 1, 2009, the Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48”, (“ASC 740-10”), which was issued on May 2, 2007. ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 6,105,903 at December 31, 2012 (and 142,857 subsequently) shares of common stock, employee options to purchase 5,386,686 shares of common stock and convertible notes convertible into 12,896,032 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 12).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of December 31, 2012 and 2011.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $1,201,985 (includes $965,521 of stock-based compensation and settlements) and used cash in operating activities of $155,566 for the year ended December 31, 2012. The Company had a working capital surplus, stockholders’ equity and accumulated deficit of $21,528, $54,516 and $1,189,485, respectively, at December 31, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – BUSINESS ACQUISITIONS AND ASSET ACQUISITIONS

Green Hygienics, Inc.

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

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

There were no historical operations and no expenses for Green Hygienics as of the purchase date. The stock of the Company has not been traded in a significant period therefore the value of the purchase is immaterial offset by stock with no determinable value.

Sensational Brands, Inc.

On November 19, 2012, Sensational Brands acquired certain assets via an asset purchase agreement (“APA”) with Sensational Brands, Inc., a Texas corporation (“SBI-TX”). SBI-TX is owned by an employee of Green Hygienics. The APA was to acquire certain assets, primarily, the trademark “SENSATIONAL.”

The Company paid SBI-TX 500,000 warrants for common stock of the Company (see Note 8).

NOTE 4 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS

Notes and convertible notes payable, net of discounts, all classified as current at December 31, 2012 and 2011, consists of the following:

Notes and convertible notes,
net of discounts	December 31, 2012			December 31, 2011
			Principal,			Principal,
		Put	net of		Put	net of
	Principal	Premium	Discounts	Principal	Premium	Discounts
Kachess Financial Corporation (1)	$19,500	$-	$19,500	$-	$-	$-
Kachess Financial Corporation (1)	20,000	-	20,000	-	-	-
Kachess Financial Corporation (1)	6,800	-	6,800	-	-	-
Kachess Financial Corporation (1)	3,000	-	3,000	-	-	-
Coventry Capital, LLC (1)	30,000	3,333	33,333	-	-	-
Coventry Capital, LLC (1)	50,000	5,556	55,556	-	-	-
Coventry Capital, LLC (1)	20,000	2,222	22,222	-	-	-
Coventry Capital, LLC (1)	35,000	3,889	38,889	-	-	-
Coventry Capital, LLC (1)	50,000	5,556	55,556	-	-	-
Mordechay David (2) (3)	-	-	-	2,818	-	2,818
Total	$234,300	$20,556	$254,856	$2,818	$-	$2,818
____________
(1)	Convertible.
(2)	The balance reflected is that of Winecom and is not reflected on the financials as the acquisition was treated as a reverse merger.
(3)	Former Director.

A director of the Company, Mordechay David (“David”), has advanced the Company at several times. These amounts are non-interest bearing and are due on demand. As of December 31, 2012 and December 31, 2011, the balance due was $0 and $2,818, respectively. On October 16, 2012, Mr. David cancelled the balance due of $8,928. A gain on extinguishment was recorded.

On August 15, 2012, the Company executed a convertible promissory note with Coventry Capital, LLC (“Coventry Capital”) for $30,000. The note bears interest at the rate of 10% per annum which accrues. As of December 31, 2012 and December 31, 2011, the accrued interest was $1,285 and $0, respectively. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On August 29, 2012, Green Hygienics executed a convertible promissory with Kachess Financial Corporation (“Kachess”) for $19,500. The note bears interest at the rate of 12% per annum which accrues. As of December 31, 2012 and December 31, 2011, the accrued interest was $801 and $0, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. This note was paid in full in February 2013 (see Note 11).

On August 30, 2012, Green Hygienics executed a convertible promissory with Kachess for $20,000. The note bears interest at the rate of 12% per annum which accrues. As of December 31, 2012 and December 31, 2011, the accrued interest was $815 and $0, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. This note was paid in full in February 2013 (see Note 11).

On September 4, 2012, Green Hygienics executed a convertible promissory with Kachess for $6,800. The note bears interest at the rate of 12% per annum which accrues. As of December 31, 2012 and December 31, 2011, the accrued interest was $266 and $0, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. This note was paid in full in February 2013 (see Note 11).

On October 4, 2012, Green Hygienics executed a convertible promissory with Kachess for $3,000. The note bears interest at the rate of 12% per annum which accrues. As of December 31, 2012 and December 31, 2011, the accrued interest was $88 and $0, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. This note was paid in full in February 2013 (see Note 11).

On October 17, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of December 31, 2012 and December 31, 2011, the accrued interest was $1,041 and $0, respectively. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 6, 2012, the Company executed a convertible promissory note with Coventry Capital for $20,000. The note bears interest at the rate of 10% per annum which accrues. As of December 31, 2012 and December 31, 2011, the accrued interest was $142 and $0, respectively. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 18, 2012, the Company executed a convertible promissory note with Coventry Capital for $35,000. The note bears interest at the rate of 10% per annum which accrues. As of December 31, 2012 and December 31, 2011, the accrued interest was $134 and $0, respectively. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 28, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of December 31, 2012 and December 31, 2011, the accrued interest was $55 and $0, respectively. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 5 – ACCRUED LIABILITIES

The major components of accrued expenses are summarized as follows:

	December 31,
	2012	2011
Accrued Interest	$4,629	$-
Accrued Payroll	20,000	-
Accrued Other	25,041	-
Total Accrued Expense	$49,670	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

None.

Lease Commitment

The Company has two office lease agreements starting on August 1, 2012 and November 1, 2012. Future minimum lease payments under this lease are as follows for the years ended December 31:

2013	$3,082

Total	$3,082

Rent expense in 2012 and 2011 was $309 and $0, respectively.

NOTE 7 – RELATED PARTIES

Bruce Harmon (“Harmon”), CEO, CFO, and Chairman of the Company, has payables due to him of $21,834 and $0, as of December 31, 2012 and December 31, 2011, respectively.

As of December 31, 2012 and December 31, 2011, David, a former director of the Company, had advanced $0 and $2,818, respectively, to the Company (see Note 4). Due to the reverse merger accounting, the financials do not reflect the December 31, 2011 balance. These amounts are non-interest bearing and due on demand. On October 16, 2012, David cancelled the note balance of $8,928.

The Company also owes an officer of the Company $1,950 for travel expenses incurred in 2011 and included in accounts payable as of December 31, 2011. In October 2012, the officer extinguished this obligation of the Company.

On September 26, 2012, with the acquisition of Green Hygienics by Green Innovations, Harmon was issued 49,500,000 shares of common in exchange for the common stock of Green Hygienics. On February 17, 2013, Harmon cancelled 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock (see Note 11).

On November 19, 2012, a subsidiary of the Company acquired, via an APA, certain assets from SBI-TX, from W. Ray (“Tray”) Harrison, Jr. (“Harrison”), an employee of Green Hygienics.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock with a par value of $0.0001. On November 7, 2012, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series A Preferred Stock of Green Innovations Ltd. (“Certificate of Designation”) with the Secretary of State of the State of Nevada authorizing the creation of a new series of preferred stock designated as “Series A Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section NRS 78.1955 of the Nevada General Corporation Law. The Certificate of Designation was filed with the Nevada Department of State on November 7, 2012. The Certificate of Designation created 5,000,000 shares of Series A Preferred Stock. Each holder of Series A Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series A Preferred Stock is convertible into. Each share of Series A Preferred Stock is convertible, at the option of the holder of the Series A Preferred Stock, into one share of the Company’s common stock. Shares of the Series A Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of the exchange for shares of common stock of the Company. Each shares of Series A Preferred Stock will be entitled to ten (10) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series A Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series A Preferred Stock, the holders of the Series A Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series A Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series A Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series A Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock. As of December 31, 2012, there are no shares issued or outstanding (see Note 11).

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, as amended on August 15, 2012, with a par value of $0.0001. The common stock is voting. On September 27, 2012, the Company amended its authorized shares to 150,000,000.

On August 15, 2012, the Company had a forward split of its stock with twenty shares for one share as the effect. All instances where common stock is mentioned in these statements reflect the 20:1 split.

On September 26, 2012, the Company acquired Green Hygienics in exchange for 49,500,000 shares of common stock of the Company. These shares were issued in October 2012.

In October 2012, the two directors and former officers of the Company, Mordechai David and Shamir Benita, cancelled 79,500,000 shares of common stock issued to them.

Stock Warrants

The Company has granted warrants to employees. Warrant activity for employees the year ended December 31, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2011	-	$-

Granted	1,500,000	$0.01
Forfeited	-	$-
Expired	-	$-

Outstanding at December 31, 2012	1,500,000	$0.01	4.84	$281,000

Exercisable at December 31, 2012	1,500,000	$0.01

Weighted Average Grant Date Fair Value		$0.01

On November 1, 2012, the Company issued 1,000,000 fully vested warrants with an exercise price of $0.01 per share for common stock to RJR Manufacturers’ Agent as compensation for services.  The warrants were valued at $0.43 per warrant or $430,000 using the average price for our common stock.

On November 19, 2012, the Company issued 500,000 fully vested warrants with an exercise price of $0.01 per share for common stock to W. Ray Harrison, Jr. as compensation for the APA with SBI-TX (see Note 3).  The warrants were valued at $0.58 per warrant or $290,000 using the average price for our common stock.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Stock Options

The Company approved the 2012 Stock Option Plan on November 14, 2012 under which 10,000,000 shares were reserved for issuance.

The Company has granted options to employees.  Options activity for the year ended December 31, 2012 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2011	-	$-

Granted	1,250,000	$0.01
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at December 31, 2012	1,250,000	$0.01	4.87	$562,000

Exercisable at December 31, 2012	1,000,000	$0.01

Weighted Average Grant Date Fair Value		$0.01

On November 14, 2012, the Company granted Harmon 1,000,000 options for common stock.  The options are fully-vested at issuance, have a five-year life, and have an exercise price of $0.01.  The options were valued at $0.53 per option or $530,000 using the average price of our common stock.

On November 14, 2012, the Company granted W. Ray Harrison, Jr. 250,000 options for common stock.  The options are fully-vested at issuance, have a five-year life, and have an exercise price of $0.01.  The options were valued at $0.53 per option or $132,500 using the average price of our common stock.

NOTE 9 – INCOME TAX

For the fiscal year 2012 and 2011, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2012 and 2011, the Company has net operating loss carry forwards of approximately $71,000 and $0, respectively.  The carry forwards expire through the year 2032.  The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	December 31,
	2012	2011

Tax expense (benefit) at the statutory rate	$(411,925)	$-
State income taxes, net of federal income tax benefit	(26,294)	-
Non-deductible items	165,649	-
Change in valuation allowance	272,570	-

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011, respectively, are as follows:

	December 31,
	2012	2011

Deferred tax assets:
Net operating loss carryforward	$71,053	$-
Stock options	201,517	-
Total gross deferred tax assets	272,570	-
Less: Deferred tax asset valuation allowance	(272,570)	-
Total net deferred tax assets	-	-

Deferred tax liabilities:
Depreciation	-	-
Total deferred tax liabilities	-	-

Total net deferred taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2012 and 2011 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $272,570 and $0 as of December 31, 2012 and 2011, respectively. The increase in valuation allowance in 2012 was $272,570.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 10 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of December 31, 2012. There have been no losses in these accounts through December 31, 2012.

Concentration of Intellectual Property

The Company owns the trademark “SENSATIONAL” through the acquisition from SBI-TX (see Note 3) as filed with the United States Patent and Trademark Office.

NOTE 11 – SUBSEQUENT EVENTS

On January 18, 2013, the Company sold 300,000 shares of restricted common stock to Belmont Group Ltd. for $180,000 at a price of $0.60 per share.

On February 7, 2013, the Company and Mr. Harmon executed a Share Cancellation / Exchange / Return to Treasury Agreement. Mr. Harmon returned to the Company 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock. The common shares were cancelled.

On February 4, 2013, the Company appointed Kalpesh Parmar to its Advisory Board. As compensation for the appointment, Mr. Parmar will be issued 12,500 shares quarterly for his service.

On February 11, 2013, the Company appointed Mark DeFilippo to its Advisory Board. As compensation for the appointment, Mr. DeFilippo will be issued 12,500 shares quarterly for his service.

On February 12, 2013, the Company sold 107,143 shares of restricted common stock to Coventry Capital for $150,000 at a price of $1.40 per share.

On February 13, 2013, the Company paid the principal and accrued interest on all notes payable to Kachess. The total payment was $51,967.

On February 18, 2013, the Company appointed Sandy Greenberg to its Advisory Board. As compensation for the appointment, Mr. Greenberg will be issued 12,500 shares quarterly for his service.

On February 18, 2013, the Company appointed Michael Perfetti to its Advisory Board. As compensation for the appointment, Mr. Perfetti will be issued 12,500 shares quarterly for his service.

On February 19, 2013, the Company appointed Yogesh Parmar to its Advisory Board. As compensation for the appointment, Mr. Parmar will be issued 12,500 shares quarterly for his service.

On February 19, 2013, the Company declared a share dividend on a basis of 1.24:1 as of the record date of February 19, 2013, thereby all common shareholders shall receive 0.24 of a share for every one share owned. The Company’s issued and outstanding shall increase from 25,000,000 to 31,000,000 shares of common stock.

From January 1, 2013 to the date of this Report, the Company received purchase orders in the amount of approximately $297,000 and shipped inventory in the amount of approximately $158,000 to various customers.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 24, 2012, the Company dismissed the independent accounting firm of Weinberg & Baer LLC and engaged the independent accounting firm of Drake & Klein CPAs. The reports of Weinberg & Baer LLC as of and for the fiscal years ended December 31, 2011 and December 31, 2010 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company ability to continue as a going concern.

During the fiscal years ended December 31, 2010, December 21, 2011, and through each subsequent period, there have been no disagreements with Weinberg & Baer LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Weinberg & Baer LLC would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants. The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2012 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

▪
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2012, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2012:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

▪	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

In August 2012, the Company appointed Bruce Harmon as Chief Financial Officer and Director. Mr. Harmon has more than thirty years’ experience as a financial professional serving as chief financial officer of several publicly registered entities.

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Bruce Harmon	54	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

Biographies of Directors and Officers

Bruce Harmon has served as our chief executive officer, chief financial officer, and director, since August 2012. Mr. Harmon served as chief financial officer and director of Alternative Construction Technologies, Inc. (ACCY), a construction material manufacturing company located in Melbourne, Florida, from 2005 to 2008, chief financial officer and director of Accelerated Building Concepts Corporation (ABCC), a construction company located in Orlando, Florida, from 2006 to 2008, as chief financial officer and director of Organa Technologies Group, Inc. (OGTG), a technology company located in Melbourne, Florida, from 2006 to 2008, as interim chief financial officer and director of Winwheel Bullion, Inc. (WWBU), a public shell, located in Newport Beach, California, from 2009 to 2011, and from 2011 to 2012, as chief financial officer, director and interim chief executive officer of Omni Ventures, Inc. (OMVE), a Kansas City, Kansas based apparel company. He currently owns Lakeport Business Services, Inc. and through consulting agreements, serves as chief financial officer and chairman of the board of eLayaway, Inc. (ELAY), a Tallahassee, Florida based online payment processor specializing in layaway and as interim chief financial officer of Immunovative, Inc. (IMUN), a Danbury, Connecticut based biotech company. Mr. Harmon holds a B.S. degree in Accounting from Missouri State University.

There are no family relationships among any of our directors and executive officers.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Director Compensation

During the fiscal years ended December 31, 2012 and 2011, our independent directors did not receive any compensation from us for their services. Directors that were employees were not paid any fees for their role as director.

Directors’ and Officers’ Liability Insurance

Green Innovations does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Board Committees

The Company does not have any committees.

We expect our board of directors, in the future, to appoint a nominating committee and any other applicable committee, as applicable, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek a listing on a national securities exchange.

Advisory Board

The Company established its Advisory Board in 2013. Currently, the Advisory Board has six members.

Mark DeFilippo was appointed on February 9, 2013. Mr. DeFilippo had served as a category manager for over 20 years with Walgreens. He managed various departments during his tenure, which included such high profile categories as confections, cough/cold, pain/sleep and batteries. Mr. DeFilippo has a Bachelor of Science degree in Finance, with a minor in Economics, from Northern Illinois University.

Sander “Sandy” Greenberg was appointed on February 18, 2013. Mr. Greenberg is a sales and marketing executive representing some of North America’s largest branded and private label consumer product manufacturers. His 30 years of experience brings with him extensive knowledge and experience in international and NAFTA sales and marketing, with current product placement and programs in many major grocery, drug, and mass discount retailers within North America. Mr. Greenberg has been specifically instrumental in the development of new product offerings and expanded marketing programs in Grocery and Drug retailers in such areas as household consumables, home decor and general merchandise. Products represented by Mr. Greenberg’s agency, S Greenberg & Associates, are currently placed in over 4,000 Canadian retail outlets, including with volumes in the millions of units per annum.

Kalpesh Parmar was appointed on February 4, 2013. Mr. Parmar is a Shanghai-based entrepreneur with more than 15 years of global business operations, sales, and marketing experience in the disposal hygiene industry. Mr. Parmar is considered a pioneer in wet wipes sector in China and has been credited to developing innovative improvements and products in the disposal hygiene segment. In 2001, he co-founded American Hygienics Corporation (“AHC”), a privately-owned Shanghai-based company focused on developing and manufacturing wet wipes products for the medical, industrial, and consumer applications. Mr. Parmar has since helped build AHC into one of the largest private label wet wipe export manufacturing facility in China and the largest manufacturer of bamboo-based wet wipes in Asia, exporting products to over 45 countries with over 200 dedicated employees. AHC and the Company have a licensing agreement whereas AHC provides exclusive rights to certain products for North American distribution. Furthermore, AHC is one of the primary manufacturers of products for the Company.

Yogesh Parmar was appointed on February 19, 2013. Mr. Parmar is a Shanghai-based entrepreneur with more than 15 years of global business operations, sales, and marketing experience in the disposal hygiene industry. Mr. Parmar is considered a pioneer in wet wipes sector in China and has been credited to developing innovative improvements and products in the disposal hygiene segment. In 2001, he co-founded American Hygienics Corporation (“AHC”), a privately-owned Shanghai-based company focused on developing and manufacturing wet wipes products for the medical, industrial, and consumer applications. Mr. Parmar has since helped build AHC into one of the largest private label wet wipe export manufacturing facility in China and the largest manufacturer of bamboo-based wet wipes in Asia, exporting products to over 45 countries with over 200 dedicated employees. AHC and the Company have a licensing agreement whereas AHC provides exclusive rights to certain products for North American distribution. Furthermore, AHC is one of the primary manufacturers of products for the Company.

Michael Perfetti was appointed on February 18, 2013. Mr. Perfetti has been in the retail brokerage business since 1979 and is the founder and president of Perfetti Sales & Marketing, an Illinois-based brokerage firm. His firm has represented more than 400 manufacturers across numerous categories, including grocery, candy, paper products, dairy, and frozen. He has also successfully sold into every established customer channel, including drugstores, grocery chains, club stores, box stores, dollar stores, convenience stores, cash & carry, and gift suppliers. Mr. Perfetti has served on over 50 broker advisory boards during his career. Perfetti Sales & Marketing is currently the exclusive wholesale representative of various Green Hygienics 100% tree-free bamboo and traditionally source paper products in the State of Illinois.

Item 11. Executive Compensation.

The table below sets forth, for our last two fiscal years, the compensation earned by Bruce Harmon, our chief executive officer and chief financial officer and Mordechay David, our former president.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Bruce Harmon (1)	2012	$20,000	$-	$-	$-	$-	$-	$20,000
Chief Executive Officer,	2011	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer
and Chairman

Mordechay David (2)	2012	$-	$-	$-	$-	$-	$-	$-
President and Director	2011	$-	$-	$-	$-	$-	$-	$-
_____________
(1)
Mr. Harmon was appointed to all positions in August 2012. On November 1, 2012, the Company and Mr. Harmon entered into an employment agreement to provide a salary of $120,000 per year. As of December 31, 2012, due to cash flow restraints, the compensation due to Mr. Harmon was accrued.

(2)	Mr. David was appointed as presidend and director on July 1, 2008. On October 10, 2012, he resigned from all positions.

Compensation of Directors

The general policy of the Board of Directors is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation.  We do not pay employee Directors for Board service in addition to their regular employee compensation.  The Board of Directors have the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each Director in the fiscal year ended December 31, 2012.

Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid in	Stock	Warrant	Plan	Compensation	All Other
Director	Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total

Shamir Benita (1)	$-	$-	$-	$-	$-	$-	$-
____________
(1)  Mr. Benita resigned as director on October 10, 2012.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of January 15, 2013 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 80 SW 80th Street, Suite 2000, Miami, Florida 33130.

			Number of
	Number of		Shares	Percentage
	Shares	Percentage	Beneficially	Beneficially
Name of Beneficial Owner	Owned (1)	Owned (1)	Owned (1)	Owned (1)

Bruce Harmon (2) (3)	50,500,000	50.0%	50,500,000	50.0%

All officers and directors as a group (1 person)	50,500,000	50.0%	50,500,000	50.0%
____________
(1)
Applicable percentage of ownership is based on 101,000,000 total shares comprised of our common stock outstanding (as defined below) as of December 31, 2012. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options and/or warrants exercisable currently or within 60 days of December 31, 2012 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Officer and director.
(3)
On February 7, 2013, Mr. Harmon returned 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock.  The Series A preferred stock have voting rights of ten votes per one share.  Subsequent to the cancellation and exchange, the Company had 30,000,000 shares outstanding on a fully diluted basis.  After the transaction, Mr. Harmon holds 4,500,000 shares of common stock and 5,000,000 shares of preferred stock, or 31.7% of the outstanding shares, and beneficially controls 54,500,000 votes of the total 75,000,000 votes, or 72.7%.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Kalpesh Parmar and Yogesh Parmar, both members of the Advisory Board, are owners of American Hygienics Corporation, which has a Licensing Agreement with the Company and is one of the primary manufacturers for the Company.

Michael Perfetti, a member of the Advisory Board, is the owner of Perfetti Sales & Marketing, a broker under contract with GHI.

Sander Greenberg, a member of the Advisory Board, is the owner of S Greenberg & Associates, a broker under contract with GHI.

 Item 14.   Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, DKM Certified Public Accountants for 2012 and Weinberg & Baer LLC for 2011, for the categories of services indicated.

	Years Ended December 31,
Category	2012	2011
Audit Fees	$7,500	$7,900
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$7,500	$7,900

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants. The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)

3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)

3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2012)

3.4	Certificate of Designation for Series A preferred stock (incorporated by reference to our Current Report on Form 8-K filed on February 8, 2013)

10.1	Share Exchange Agreement between the Company, Green Hygienics, Inc. and Bruce Harmon dated September 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)

10.2	Licensing Agreement between American Hygienics Corporation and Green Hygienics, Inc. dated August 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)

10.3	Release between the Company and Mordechay David dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2012)

10.4	Release between the Company and Shamir Benita dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K on October 23, 2012)

10.5	Share Cancellation / Exchange / Return to Treasury Agreement between the Company and Bruce Harmon dated February 7, 2013 (incorporated by reference to our Current Report on Form 8-K on February 8, 2013)

10.6	Licensing Agreement between Clearly Herbal International and Green Hygienics, Inc. dated February 14, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 19, 2013)

21.1	Subsidiaries of the Registrant: Green Hygienics, Inc., a Florida corporation, and Sensational Brands, Inc., a Florida corporation

23.1 (1)	Consent of Auditors

31.1 (1)	Certification of Chief Executive Officer and Principal Accounting Officer of Green Innovations Ltd. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Principal Executive Officer and Principal Accounting Officer of Green Innovations Ltd. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
___________
(1)      Filed herewith

Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Bruce Harmon	March 13, 2013
Bruce Harmon, Principal Executive Officer and Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce Harmon	March 13, 2013
Bruce Harmon, Director	Date