Form 10-Q
period 2013-03-31
Green Innovations Ltd.
filed 2013-05-14
CIK 1491471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 333-167227
______________________________________

GREEN INNOVATIONS LTD.
(f/k/a WINECOM, INC.)
 (Exact name of registrant as specified in its charter)
______________________________________

Nevada	26-2944840
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

80 SW 8th Street, Suite 2000 Miami, FL	33130
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (239) 829-4372
______________________________________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 Par Value
(Title of class)
______________________________________

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
☐ Yes ☒ No

As of May 8, 2013 the registrant had 32,882,023 shares of its Common Stock, $0.0001 par value, outstanding.

TABLE OF CONTENTS

GREEN INNOVATIONS, LTD.

ITEM 1        FINANCIAL STATEMENTS

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets
Cash	$41,405	$45,743
Accounts receivable	131,123	190,299
Inventory	263,549	74,879
Prepaid expense	262,716	3,000
Total current assets	698,793	313,921

Intangible assets, net	282,911	287,744
Other assets	100	100

Total assets	$981,804	$601,765

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$229,193	$220,889
Accounts payable to related parties	10,678	21,834
Accrued expenses	103,190	49,670
Accrued expenses to related parties	50,000	-

Total current liabilities	393,061	292,393

Long-term liabilities
Convertible notes, net of discounts	215,457	254,856

Total liabilities	608,518	547,249

Commitments and contingencies (Note 9)

Stockholders' deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000
and no shares issued and outstanding, respectively	500	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 31,876,468
and 70,000,000 shares issued, issuable and outstanding, respectively	3,188	7,000
Additional paid-in capital	2,755,980	1,237,001
Accumulated deficit	(2,386,382)	(1,189,485)
Total stockholders' equity	373,286	54,516

Total liabilities and stockholders' equity	$981,804	$601,765

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31,
(unaudited)

	2013	2012

Revenue, net	$161,705	$-

Cost of goods sold	142,124	-

Gross profit	19,581	-

Selling, general and administrative (includes stock-based compensation of $1,013,792 and $0, respectively)	1,210,821	-

Operating loss	(1,191,240)	-

Other income (expense)
Interest expense	(5,657)	-

Total other income (expense)	(5,657)	-

Net loss	$(1,196,897)	$-

Net loss per share - basic and diluted	$(0.03)	$-

Weighted average number of shares
outstanding - Basic and Diluted	47,159,577	-

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,

	2013	2012
Cash flows from operating activities:
Net loss	$(1,196,897)	$-
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intangibles	4,833	-
Amortization of debt discounts to interest expense	341	-
Amortization of options	11,042	-
Issuance of common stock for services	239,625	-
Issuance of warrants on contract	880,000	-
Changes in operating assets and liabilities:
Accounts receivable	59,176	-
Inventory	(188,670)	-
Prepaid expense	(259,716)	-
Accounts payable	8,304	-
Accounts payable to related parties	(11,156)	-
Accrued expenses	53,520	-
Accrued expenses to related parties	50,000	-
Net cash used in operating activities	(349,598)	-

Cash flows from financing activities:
Proceeds from note	9,560	-
Repayment of note	(49,300)	-
Proceeds from issuance of common stock	385,000	-
Net cash provided by financing activities	345,260	-

Net decrease in cash	(4,338)	-

Cash at beginning of period	45,743	-

Cash at end of period	$41,405	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Cancellation of common stock	$(500)

Issuance of preferred stock	$500

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Green Innovations Ltd., formerly known as Winecom, Inc. (the “Company,” “we,” “us,” “our” or “Green Innovations”) is a Nevada corporation. The business was started on July 1, 2008. We changed our name on September 24, 2012.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Green Innovations Ltd. and Subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended March 31, 2013 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2013. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2012 filed on March 13, 2013 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Green Hygienics markets its products under the trademarked names “Sensational” and “Clearly Herbal.” Through licensing agreements, the Company also markets products under the trademarked name “Premium Formulation.” The Company also provides products for its customers and their private label.

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiaries (as of March 31, 2013), Green Hygienics and Sensational Brands. All significant inter-company balances and transactions have been eliminated in consolidation.

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

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

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

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share as of March 31, 2013 consist of convertible notes convertible into 189,430 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 7).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of March 31, 2013 and 2012.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2013 through the date these unaudited consolidated financial statements were issued.

NOTE 2 – BUSINESS ACQUISITIONS AND ASSET ACQUISITIONS

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

This transaction was treated as a reverse merger therefore the financials prior to the acquisition are those of Green Hygienics which was not in operation and/or in existence therefore the balances reflect zero. There was a related party note (see Note 4) which was properly recorded at March 31, 2013 as part of the combined company.

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

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

Sensational Brands, Inc.

On November 19, 2012, Sensational Brands acquired certain assets via an asset purchase agreement (“APA”) with Sensational Brands, Inc., a Texas corporation (“SBI-TX”). SBI-TX is owned by an employee of Green Hygienics. The APA was to acquire certain assets, primarily the trademark “SENSATIONAL” as registered with the United States Patent and Trademark Office.

The Company paid SBI-TX 500,000 warrants for common stock of the Company (see Note 8).

Clearly Herbal

On April 4, 2013, Green Hygienics acquired certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”). The APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered with the United States Patent and Trademark Office. The Company paid the owner of CHI 300,000 shares of restricted common stock of the Company (see Note 5 and 9). As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20.

NOTE 3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $1,196,897 and used cash in operating activities of $349,598 for the three months ended March 31, 2013. The Company had working capital, stockholders’ equity and accumulated deficit of $305,732, $373,286 and $2,386,382, respectively, at March 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, all classified as current at March 31, 2013 and December 31, 2012, consists of the following:

	March 31, 2013				December 31, 2012
				Principal,			Principal,
Notes and convertible notes,		Put	Debt	net of		Put	net of
net of discounts	Principal	Premium	Discounts	Discounts	Principal	Premium	Discounts

Kachess Financial Corporation (1)	$-	$-	$-	$-	$19,500	$-	$19,500
Kachess Financial Corporation (1)	-	-	-	-	20,000	-	20,000
Kachess Financial Corporation (1)	-	-	-	-	6,800	-	6,800
Kachess Financial Corporation (1)	-	-	-	-	3,000	-	3,000
Coventry Capital, LLC (1)	30,000	3,333	-	33,333	30,000	3,333	33,333
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	55,556
Coventry Capital, LLC (1)	20,000	2,222	-	22,222	20,000	2,222	22,222
Coventry Capital, LLC (1)	35,000	3,889	-	38,889	35,000	3,889	38,889
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	55,556
Avanti Distribution, Inc. (1)	9,560	4,097	(3,756)	9,901	-	-	-
Total	$194,560	$24,653	$(3,756)	$215,457	$234,300	$20,556	$254,856

(1) Convertible.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On August 15, 2012, the Company executed a convertible promissory note with Coventry Capital, LLC (“Coventry Capital”) for $30,000. The note bears interest at the rate of 10% per annum which accrues. As of March 31, 2013 and December 31, 2012, the accrued interest was $2,025 and $378, respectively. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time.

On August 29, 2012, Green Hygienics executed a convertible promissory with Kachess Financial Corporation (“Kachess”) for $19,500. The note bears interest at the rate of 12% per annum which accrues. As of March 31, 2013 and December 31, 2012, the accrued interest was $0 and $212, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. On February 13, 2013, the Company repaid the principal and accrued interest of $1,077 for a total payment of $20,577.

On August 30, 2012, Green Hygienics executed a convertible promissory with Kachess for $20,000. The note bears interest at the rate of 12% per annum which accrues. As of March 31, 2013 and December 31, 2012, the accrued interest was $0 and $210, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. On February 13, 2013, the Company repaid the principal and accrued interest of $1,098 for a total payment of $21,098.

On September 4, 2012, Green Hygienics executed a convertible promissory with Kachess for $6,800. The note bears interest at the rate of 12% per annum which accrues. As of March 31, 2013 and December 31, 2012, the accrued interest was $60 and $0, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. On February 13, 2013, the Company repaid the principal and accrued interest of $362 for a total payment of $7,162.

On October 4, 2012, Green Hygienics executed a convertible promissory with Kachess for $3,000. The note bears interest at the rate of 12% per annum which accrues. As of March 31, 2013 and December 31, 2012, the accrued interest was $0 and $88, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. On February 13, 2013, the Company repaid the principal and accrued interest of $130 for a total payment of $3,130.

On October 17, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of March 31, 2013 and December 31, 2012, the accrued interest was $2,274 and $1,041, respectively. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 6, 2012, the Company executed a convertible promissory note with Coventry Capital for $20,000. The note bears interest at the rate of 10% per annum which accrues. As of March 31, 2013 and December 31, 2012, the accrued interest was $635 and $142, respectively. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 18, 2012, the Company executed a convertible promissory note with Coventry Capital for $35,000. The note bears interest at the rate of 10% per annum which accrues. As of March 31, 2013 and December 31, 2012, the accrued interest was $997 and $134, respectively. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 28, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of March 31, 2013 and December 31, 2012, the accrued interest was $1,288 and $55, respectively. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On March 14, 2013, the Company executed a convertible promissory note with Avanti Distribution, Inc. for $9,560. The note bears interest at the rate of 12% per annum which accrues. As of March 31, 2013, the accrued interest was $55. The conversion price is equal to 70% of the average of the closing prices of the Company’s common stock for the preceding five trading days. The Company recorded a debt discount of $3,756.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 10, 2013, there were no pending or threatened lawsuits.

Lease Commitment

The Company has two office lease agreements starting on August 1, 2012 and November 1, 2012. On June 1, 2013, the Company will move into its new office and terminate the August 1, 2012 lease. Future minimum lease payments under these leases are as follows:

2013	$8,862
2014	12,700
2015	5,500

Total	$27,062

Rent expense for the three months ended March 31, 2012 and 2011 was $1,056 and $0, respectively.

Other

Green Hygienics has contracted with Bibby International Trade Finance, Inc. (d/b/a Bibby Purchase Order Finance) to provide accounts receivable factoring.

On April 4, 2013, Green Hygienics acquired certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”). The APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered with the United States Patent and Trademark Office. The Company paid the owner of CHI 300,000 shares of restricted common stock of the Company (see Note 2 and 9). As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20.

On April 4, 2013, Green Hygienics contracted to acquire certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”). The APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered with in the United Kingdom. The closing date is set for July 4, 2013 or earlier. The Company will pay the owner of CHI 200,000 shares of restricted common stock of the Company (see Note 9). As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20.

NOTE 6 – RELATED PARTIES

Bruce Harmon (“Harmon”), CFO and Chairman of the Company, has payables and accrued expense (includes accrued compensation) due to him of $60,678 and $51,834, as of March 31, 2013 and December 31, 2012, respectively.

On September 26, 2012, with the acquisition of Green Hygienics by Green Innovations, Harmon was issued 49,500,000 shares of common in exchange for the common stock of Green Hygienics.

On September 26, 2012, with the acquisition of Green Hygienics by Green Innovations, Harmon was issued 49,500,000 shares of common in exchange for the common stock of Green Hygienics. On February 17, 2013, Harmon cancelled 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock (see Note 7).

On November 19, 2012, a subsidiary of the Company acquired, via an APA, certain assets from SBI-TX, from W. Ray (“Tray”) Harrison, Jr. (“Harrison”), an employee of Green Hygienics.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On February 7, 2013, the Company and Mr. Harmon executed a Share Cancellation / Exchange / Return to Treasury Agreement. Mr. Harmon returned to the Company 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock. The common shares were cancelled.

On April 4, 2013, Yogesh Parmar, a member of the Advisory Board, purchased 100,000 shares of common stock at a discounted price of $0.54 per share for $50,000 (see Note 9).

On May 8, 2013, Nilesh Parmar, a co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000 (see Note 9).

On May 8, 2013, Kalpesh Parmar, a member of the Advisory Board and co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000 (see Note 9).

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock with a par value of $0.0001. On November 7, 2012, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series A Preferred Stock of Green Innovations Ltd. (“Certificate of Designation”) with the Secretary of State of the State of Nevada authorizing the creation of a new series of preferred stock designated as “Series A Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section NRS 78.1955 of the Nevada General Corporation Law. The Certificate of Designation was filed with the Nevada Department of State on November 7, 2012. The Certificate of Designation created 5,000,000 shares of Series A Preferred Stock. Each holder of Series A Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series A Preferred Stock is convertible into. Each share of Series A Preferred Stock is convertible, at the option of the holder of the Series A Preferred Stock, into one share of the Company’s common stock. Shares of the Series A Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of the exchange for shares of common stock of the Company. Each shares of Series A Preferred Stock will be entitled to ten (10) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series A Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series A Preferred Stock, the holders of the Series A Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series A Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series A Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series A Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock. As of March 31, 2013, there were 5,000,000 shares issued or outstanding.

On February 7, 2013, the Company and Mr. Harmon executed a Share Cancellation / Exchange / Return to Treasury Agreement. Mr. Harmon returned to the Company 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock. The preferred shares were recorded at a value of $500.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, as amended on August 15, 2012, with a par value of $0.0001. The common stock is voting. On September 24, 2012, the Company amended its authorized shares to 150,000,000.

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

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

On January 18, 2013, the Company sold 300,000 shares of restricted common stock to Belmont Group Ltd. for $180,000 at a price of $0.60 per share.

On February 4, 2013, the Company appointed Kalpesh Parmar to its Advisory Board. As compensation for the appointment, Mr. Parmar will be issued 12,500 shares quarterly for his service. As of March 31, 2013, these shares were issuable and recorded at a value of $0.83 per share (the closing price the previous day) or $10,375.

On February 7, 2013, the Company and Mr. Harmon executed a Share Cancellation / Exchange / Return to Treasury Agreement. Mr. Harmon returned to the Company 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock. The common shares were cancelled.

On February 11, 2013, the Company appointed Mark DeFilippo to its Advisory Board. As compensation for the appointment, Mr. DeFilippo will be issued 12,500 shares quarterly for his service. As of March 31, 2013, these shares were issuable and recorded at a value of $0.97 per share (the closing price the previous day) or $12,125. The shares were issued in April 2013.

On February 12, 2013, the Company sold 107,143 shares of restricted common stock to Coventry Capital for $150,000 at a price of $1.40 per share (the closing price the previous day). The shares were recorded as issuable as of March 31, 2013 and were issued in April 2013.

On February 18, 2013, the Company appointed Sandy Greenberg to its Advisory Board. As compensation for the appointment, Mr. Greenberg will be issued 12,500 shares quarterly for his service. As of March 31, 2013, these shares were issuable and recorded at a value of $2.22 per share (the closing price the previous day) or $27,750. The shares were issued in April 2013.

On February 18, 2013, the Company appointed Michael Perfetti to its Advisory Board. As compensation for the appointment, Mr. Perfetti will be issued 12,500 shares quarterly for his service. As of March 31, 2013, these shares were issuable and recorded at a value of $2.22 per share (the closing price the previous day) or $27,750. The shares were issued in April 2013.

On February 19, 2013, the Company declared a share dividend on a basis of 1.24:1 as of the record date of February 19, 2013, thereby all common shareholders shall receive 0.24 of a share for every one share owned. The Company’s issued and outstanding shall increase from 25,000,000 to 31,000,000 shares of common stock. The shares issued to Messrs. Parmar, DeFilippo, Greenberg, Perfetti and Parmar were not eligible for the dividend as they were not issued. The shares of common stock purchased by Coventry Capital on February 12, 2013 were not issued prior to the dividend therefore the Company issued and additional 46,611 shares of common stock to Coventry Capital for the dividend. The total shares issued for the dividend was 6,046,611.

On February 19, 2013, the Company appointed Yogesh Parmar to its Advisory Board. As compensation for the appointment, Mr. Parmar will be issued 12,500 shares quarterly for his service. As of March 31, 2013, these shares were issuable and recorded at a value of $2.22 per share (the closing price the previous day) or $27,750. The shares were issued in April 2013.

On February 22, 2013, the Company appointed Philip C. Rundle to its Advisory Board. As compensation for the appointment, Mr. Rundle was to be issued 12,500 shares quarterly for his service. As of March 31, 2013, these shares were issuable and recorded at a value of $0.51 per share (the closing price the previous day) or $6,375.  The shares were issued in April 2013.

On February 22, 2013, the Company contracted with Vincent & Rees (“V&R”) to serve as the Company’s legal counsel. As compensation for the agreement, V&R received 250,000 shares of restricted common stock of the Company. As of March 31, 2013, these shares were issuable and recorded at a value of $0.51 per share (the closing price the previous day) or $127,500. The shares were issued in April 2013.

Stock Warrants

The Company has granted warrants to employees. Warrant activity for employees the three months ended March 31, 2013 is as follows:

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	500,000	$0.01

Granted	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at March 31, 2013	500,000	$0.01	4.59	$595,000

Exercisable at March 31, 2013	500,000	$0.01

Weighted Average Grant Date Fair Value		$0.01

On November 19, 2012, the Company issued 500,000 fully vested warrants with an exercise price of $0.01 per share for common stock to W. Ray Harrison, Jr. as compensation for the APA with SBI-TX (see Note 3). The warrants were valued at $0.58 per warrant or $290,000 using the average price for our common stock.

The Company has granted warrants to non-employees. Warrant activity for non-employees the three months ended March 31, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	1,000,000	$0.01

Granted	1,000,000	$0.01
Forfeited	-	$-
Expired	-	$-

Outstanding at March 31, 2013	2,000,000	$0.01	4.78	$2,380,000

Exercisable at March 31, 2013	2,000,000	$0.01

Weighted Average Grant Date Fair Value		$0.01

On November 1, 2012, the Company issued 1,000,000 fully vested warrants with an exercise price of $0.01 per share for common stock to RJR Manufacturers’ Agent as compensation for services. The warrants were valued at $0.43 per warrant or $430,000 using the average price for our common stock.

On March 17, 2013, the Company issued 1,000,000 fully vested warrants with an exercise price of $0.01 per share for common stock to Ecotrade Solutions Ltd. as compensation for services. The warrants were valued at $0.88 per warrant or $880,000 using the average price for our common stock.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

Stock Options

The Company approved the 2012 Stock Option Plan on November 14, 2012 under which 10,000,000 shares were reserved for issuance.

The Company has granted options to employees. Options activity for the three months ended March 31, 2013 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2012	1,250,000	$0.01

Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at March 31, 2013	1,250,000	$0.01	4.63	$1,487,500

Exercisable at March 31, 2013	1,000,000	$0.01

Weighted Average Grant Date Fair Value		$0.01

On November 14, 2012, the Company granted Bruce Harmon 1,000,000 options for common stock. The options are fully-vested at issuance, have a five-year life, and have an exercise price of $0.01. The options were valued at $0.53 per option or $530,000 using the average price of our common stock.

On November 14, 2012, the Company granted W. Ray Harrison, Jr. 250,000 options for common stock. The options are fully-vested at issuance, have a five-year life, and have an exercise price of $0.01. The options were valued at $0.53 per option or $132,500 using the average price of our common stock.

NOTE 8 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of March 31, 2013. There have been no losses in these accounts through March 31, 2013.

Concentration of Intellectual Property

The Company owns the trademark “SENSATIONAL” and “CLEARLY HERBAL” through the acquisition from SBI-TX (see Note 3) and CHI (see Note 3), respectively, as filed with the United States Patent and Trademark Office.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(unaudited)

NOTE 9 – SUBSEQUENT EVENTS

On April 4, 2013, Green Hygienics acquired certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”). The purpose of the APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered with the United States Patent and Trademark Office. The Company paid the owner of CHI 300,000 shares of restricted common stock of the Company (see Note 2 and 5). As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20.

On April 4, 2013, Green Hygienics contracted to acquire certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”). The purpose of the APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered in the United Kingdom. The closing date is set for July 4, 2013 or earlier. The Company will pay the owner of CHI 200,000 shares of restricted common stock of the Company (see Note 5). As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20.

On April 4, 2013, Yogesh Parmar, a member of the Advisory Board, purchased 100,000 shares of common stock at a discounted price of $0.54 per share for $50,000 (see Note 6).

On April 4, 2013, Alain Cameron purchased 55,555 shares of common stock at a discounted price of $0.54 per share for $30,000.

On April 4, 2013, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser.

On April 4, 2013, Bruce Harmon, an officer of the Company, requested that the Company convert his accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser.

On April 15, 2013, the Company entered into a one year convertible promissory note agreement for $500,000 with JMJ Financial. The note is non-interest bearing for the first 90 days and subsequent to that, the note has an interest rate of 5% per annum. The note, at the holder’s option, is convertible at $1.04 per share and if the price per share at the time of conversion is greater than $1.04 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $1.04 per share. On April 17, 2013, the Company received $100,000. The 25% discount created a beneficial conversion feature at the commitment date which will be recorded accordingly and will be accreted monthly from the issuance date of the note through maturity.

On April 15, 2013, the Company granted 300,000 shares of common stock to Philip C. Rundle, the chief executive officer of the Company, as part of his employment agreement.

On May 8, 2013, Nilesh Parmar, a co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000.

On May 8, 2013, Kalpesh Parmar, a member of the Advisory Board and co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000 (see Note 6).

On May 8, 2013, the Company entered into a convertible promissory note with Avalon Capital Corp. for $100,000.  The note bears interest at 12% per annum, matures on November 8, 2013, and converts at the lesser of $0.55 per share or a 40% discount at the time of conversion.

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

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenue. For the three months ended March 31, 2013, our revenue was $161,705, compared to $0 for the same period in 2012.

Gross Profit. For the three months ended March 31, 2013, our gross profit was $19,581, compared to $0 for the same period in 2012.

Selling, General and Administrative Expenses. For the three months ended March 31, 2013, selling, general and administrative expenses were $1,210,821 compared to $0 for the same period in 2012. This increase was primarily caused by the acquisition of Green Hygienics in August 2012. The Company recorded stock-based compensation of $1,013,792, or 83.7% of the selling, general and administrative expenses. Excluding the stock-based compensation, the selling, general and administrative expenses were $197,029.

Net Loss. We generated net losses of $1,196,897 for the three months ended March 31, 2013 compared to $0 for the same period in 2012. The net loss increase was attributable to the acquisition of Green Hygienics in August 2012. Additionally, $1,013,792 of the total net loss was attributable to stock-based compensation. Excluding the stock-based compensation, the net loss was $183,105.

Liquidity and Capital Resources

General. At March 31, 2013, we had cash and cash equivalents of $41,405. We have historically met our cash needs through a combination of proceeds from financing from third parties. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash in operations of $349,598 for the three months ended March 31, 2013, and we used cash in operations of $0 during the same period in 2012. The principal elements of cash flow from operations for the three months ended March 31, 2013 included a net loss of $1,186,493, primarily by increases in stock-based compensation, $1,130,667, accrued expenses to related parties, $50,000, inventory, $137,334, prepaid expenses, $265,889, offset by decreases in accounts receivable, $59,176, accounts payable and accounts payable to related parties, $11,156.

Cash provided by investing activities was $0 for the three months ended March 31, 2013, compared to $0 during the comparable period in 2012. This was due to the cash acquired in the acquisition.

Cash provided by our financing activities was $345,260 for the three months ended March 31, 2013, compared to $0 during the comparable period in 2012. This increase was primarily attributed to proceeds from notes payable and the sale of common stock.

As of March 31, 2013, current assets exceeded current liabilities by 1.9 times. Current assets increased from $313,921 at December 31, 2012 to $653,630 at March 31, 2013 whereas current liabilities increased from $292,393 at December 31, 2012 to $337,494 at March 31, 2013.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $161,705 and net losses of $1,196,897 for the three months ended March 31, 2013 compared to sales of $0 and net loss of $0 for the three months ended March 31, 2012. The Company had working capital, stockholders’ equity, and accumulated deficit of $305,732, $373,286 and $2,386,382, respectively, at March 31, 2013, and used cash in operations of $349,598 in the three months ended March 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiaries (as of March 31, 2013), Green Hygienics and Sensational Brands. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Changes in Accounting Principles

No significant changes in accounting principles were adopted during the three months ended March 31, 2013.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share as of March 31, 2013 consist of convertible notes convertible into 189,430 common shares. Equivalent shares are not utilized when the effect is anti-dilutive.

ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 4       CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 10, 2013, there were no pending or threatened lawsuits.

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

On February 11, 2013, the Company appointed Mark DeFilippo to its Advisory Board. As compensation for the appointment, Mr. DeFilippo was issued 12,500 shares in April 2013.

On February 12, 2013, the Company sold 107,143 shares of restricted common stock to Coventry Capital for $150,000 at a price of $1.40 per share. The shares were issued in April 2013.

On February 18, 2013, the Company appointed Sandy Greenberg to its Advisory Board. As compensation for the appointment, Mr. Greenberg was issued 12,500 shares in April 2013.

On February 18, 2013, the Company appointed Michael Perfetti to its Advisory Board. As compensation for the appointment, Mr. Perfetti was issued 12,500 shares in April 2013.

On April 4, 2013, Green Hygienics acquired certain assets via an asset purchase agreement with Clearly Herbal International Ltd., a British Virgin Islands corporation. The Company paid the owner of CHI 300,000 shares of restricted common stock of the Company.

On April 4, 2013, Yogesh Parmar, a member of the Advisory Board, purchased 100,000 shares of common stock at a discounted price of $0.54 per share for $50,000.

On April 15, 2013, Philip C. Rundle, the Company’s chief executive officer, was granted 300,000 shares of common stock as part of his employment compensation.

On May 8, 2013, Nilesh Parmar, a co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000.

On May 8, 2013, Kalpesh Parmar, a member of the Advisory Board and co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000.

The Securities were issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      MINE SAFETY DISCLOSURES

None

ITEM 5.      OTHER INFORMATION

On May 7, 2013, the Company terminated its relationship with Securities Transfer Corporation, its independent transfer agent. On May 8, 2013, the Company contracted with Transfer Online, Inc. (“TOL,” www.transferonline.com) as its independent transfer agent. TOL’s contact information is 512 W. Salmon Street, 2nd Floor, Portland, OR 97214, 503-227-2950.

On April 15, 2013, the Company appointed Philip C. Rundle as chief executive officer of the Company.  As compensation for his appointment, Mr. Rundle will receive $234,900 for his first year of employment, 300,000 shares of common stock upon execution of the agreement, and incentives for an additional 300,000 shares of common stock and cash compensation based on various milestones.

ITEM 6.      EXHIBITS

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

32.1 (1)	Certification of Chief Executive Officer of Green Innovations Ltd. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

99.1	Asset Purchase and Sale Agreement with Clearly Herbal International dated April 4, 2013 for the United States trademark

99.2	Asset Purchase and Sale Agreement with Clearly Herbal International dated April 4, 2013 for the United Kingdom trademark

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

GREEN INNOVATIONS LTD.

Date: May 14, 2013	By:	/s/ Philip C. Rundle
Philip C. Rundle
Chief Executive Officer

Date: May 14, 2013	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer