Form 10-Q
period 2013-06-30
Green Innovations Ltd.
filed 2013-08-09
CIK 1491471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

❑	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number: 333-167227
______________________________________________

GREEN INNOVATIONS LTD.
(f/k/a WINECOM, INC.)
 (Exact name of registrant as specified in its charter)
___________________________________________

Nevada	26-2944840
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

316 Del Prado Blvd. South, Suite 204 Cape Coral, FL	33990
(Address of principal executive offices)	(Zip Code)

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

As of August 9, 2013 the registrant had 37,433,845 shares of its Common Stock, $0.0001 par value, outstanding.

TABLE OF CONTENTS

GREEN INNOVATIONS, LTD.

ITEM 1    Financial Statements

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)

ASSETS
Current assets
Cash	$72,261	$45,743
Accounts receivable	92,179	190,299
Other receivable	121,270	-
Inventory	1,270,224	74,879
Prepaid expense	633,923	3,000
Total current assets	2,189,857	313,921

Intangible assets, net	868,078	287,744
Other assets	100	100

Total assets	$3,058,035	$601,765

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Convertible notes payable, net of discounts	$255,477	$-
Convertible notes payable, net of discounts, to related parties	33,469	-
Accounts payable	726,557	220,889
Accounts payable to related parties	20,848	21,834
Accrued expenses	122,022	49,670
Accrued expenses to related parties	30,000	-

Total current liabilities	1,188,373	292,393

Long-term liabilities
Convertible notes, net of discounts	215,457	254,856

Total liabilities	1,403,830	547,249

Commitments and contingencies (Note 5)

Stockholders' deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000
and no shares issued and outstanding, respectively	500	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 33,909,063
and 70,000,000 shares issued, issuable and outstanding, respectively	3,391	7,000
Additional paid-in capital	4,906,160	1,237,001
Accumulated deficit	(3,255,846)	(1,189,485)
Total stockholders' equity	1,654,205	54,516

Total liabilities and stockholders' equity	$3,058,035	$601,765

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue, net	$437,940	$-	$599,645	$-

Cost of goods sold	159,634	-	301,758	-

Gross profit	278,306	-	297,887	-

Selling, general and administrative (includes $573,446 and $0 for the three months ended June 30, 2013 and 2012, respectively, and $1,587,238 and $0 for the six months ended June 30, 2013 and 2012, respectively, of stock-based compensation and settlements)	905,143	-	2,115,964	-

Operating loss	(626,837)	-	(1,818,077)	-

Other income (expense)
Beneficial conversion feature expense	(165,535)		(165,535)
Loss on settlement of liability for common stock	-		-
Interest expense	(77,092)	-	(82,749)	-

Total other income (expense)	(242,627)	-	(248,284)	-

Net loss	$(869,464)	$-	$(2,066,361)	$-

Net loss per share - basic and diluted	$(0.03)	$-	$(0.05)	$-

Weighted average number of shares outstanding - Basic and Diluted	32,207,311	-	40,153,131	-

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,

	2013	2012
Cash flows from operating activities:
Net loss	$(2,006,361)	$-
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intangibles	19,667	-
Amortization of options	126,980	-
Issuance of common stock for services	580,258	-
Issuance of warrants on contract	880,000	-
Debt accretion	165,535	-
Changes in operating assets and liabilities:
Accounts receivable	(23,150)	-
Inventory	(1,195,345)	-
Accounts payable	282,653	-
Accounts payable to related parties	(986)	-
Accrued expenses	161,507	-
Accrued expenses to related parties	30,000	-
Net cash used in operating activities	(1,039,242)	-

Cash flows from financing activities:
Proceeds from note	546,060	-
Repayment of note	(49,300)	-
Proceeds from issuance of common stock	569,000	-
Net cash provided by financing activities	1,065,760	-

Net decrease in cash	26,518	-

Cash at beginning of period	45,743	-

Cash at end of period	$72,261	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Cancellation of common stock	$(500)	$-

Issuance of preferred stock	$500	$-

Issuance of common stock for trademarks	$600,000	$-

Conversion of liabilities to notes payable	$100,000	$-

 See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Green Innovations Ltd. and Subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The results of operations for the interim period ended June 30, 2013 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2013. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows.  The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2012 filed on March 13, 2013 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nature of Operations

The Company was formed to develop an Internet social website that catered to wine lovers.  In August 2012, with the acquisition of Green Hygienics, the Company changed its operations to the business of importing and distributing bamboo-based hygienic products.  The prior operations of the Company have been abandoned effective with the acquisition of Green Hygienics.

Green Hygienics is in the business of importation, sale, and distribution of hygienic and household products made of bamboo-based paper. On August 1, 2012, Green Hygienics entered into a Licensing Agreement with American Hygienics Corporation (“AHC”), a corporation domiciled in the People's Republic of China, pursuant to we acquired the exclusive right for a period of 5 years to import and distribute AHC's proprietary bamboo pulp-based hygiene products. AHC is the world's largest manufacturer of bamboo-based wet wipes, is internationally certified (ISO 9001:2008, BRC-CP, EPA, Nordic swan, cGMP and GMP) and a member of the world Private Label Manufacturers Association. Exporting to over 45 countries, AHC supplies a number of Multi-National brands and retailers on all continents including customers such as 3M, Carrefour, Tesco, Walmart, and Goodyear. The Licensing Agreement contemplates the distribution of generic, private label, and Green Hygienics branded products, described below. Subject to certain sales targets being met, the exclusive distribution license will be renewable for an additional period of 5 years.

Green Hygienics markets its products under the trademarked names “Sensational” and “Clearly Herbal.”  Through licensing agreements, the Company also markets products under the trademarked name “Premium Formulation.”  The Company also provides products for its customers and their private label.

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiaries (as of June 30, 2013), Green Hygienics and Sensational Brands.  All significant inter-company balances and transactions have been eliminated in consolidation.

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
June 30, 2013
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

Seasonal Revenue

In the retail industry, there are typically seasonal periods of sales which cause fluctuations in revenue. The Company, due to the type of products it sells, does not have seasonal revenues.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares which may dilute future earnings per share as of June 30, 2013 consist of convertible notes convertible into 4,000,261 common shares.  Equivalent shares are not utilized when the effect is anti-dilutive (see Note 7).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of June 30, 2013 and 2012.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2013 through the date these unaudited consolidated financial statements were issued.

NOTE 2 – BUSINESS ACQUISITIONS, ASSET ACQUISITIONS, AND LICENSING AGREEMENTS

Green Hygienics, Inc.

On September 26, 2012, the Company acquired all of the voting capital stock of Green Hygienics in exchange for 49,500,000 shares of common stock.  Green Hygienics was owned solely by Bruce Harmon (“Harmon”).  Green Hygienics had just begun its operations through the licensing agreement with AHC.  At the time of the acquisition, through its sales efforts, Green Hygienics was in the process of finalizing several orders for its products with major retailers and distributors in the United States.

This transaction was treated as a reverse merger therefore the financials prior to the acquisition are those of Green Hygienics which was not in operation and/or in existence therefore the balances reflect zero.  There was a related party note (see Note 4) which was properly recorded at June 30, 2013 as part of the combined company.

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
June 30, 2013
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

The Company paid SBI-TX 500,000 warrants for common stock of the Company (see Note 8).  The Company recorded the value of the transaction at $290,000.

Clearly Herbal

On April 4, 2013, Green Hygienics acquired certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”). The purpose of the APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered with the United States Patent and Trademark Office. The Company paid the owner of CHI 300,000 shares of restricted common stock of the Company (see Note 2 and 5) and recorded the value of the transaction at $360,000. As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20.

On April 4, 2013, Green Hygienics contracted to acquire certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”). The purpose of the APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered in the United Kingdom. The closing date was set for July 4, 2013 or earlier but has been extended until August 31, 2013. The Company will pay the owner of CHI 200,000 shares of restricted common stock of the Company (see Note 5) and recorded the value of the transaction at $240,000. As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20.

Licensing Agreement

On May 31, 2013, Green Hygienics entered into a Licensing Agreement with Tauriga Sciences, Inc. (”Tauriga”) to grant Tauriga the North American exclusive rights to commercially market certain products related to hospital grade wipes including paper, green and 100% tree-free bamboo-based and biodegradable. The agreement has a term of five years with a five year extension. Tauriga agreed to pay Green Hygienics $250,000 for the fee which was payable on the following terms; $65,000 upon execution of the agreement and $185,000 within ninety days of receipt of samples of the products and applicable marketing material. Tauriga, a publicly registered entity trading under the symbol “TAUG,” and Green Hygienics agreed to the exchange of restricted common stock of TAUG and Green Innovations equal to a present day value of $250,000. The Company is obligated upon full receipt of the licensing fee to issue Tauriga 625,000 shares of common stock valued at $0.40 per share. The issuance will be recorded accordingly. Tauriga issued 4,347,826 shares of its common stock on July 16, 2013. Due to the volatility of the common stock of Tauriga, the Company has determined that any recordation of the Tauriga shares could be significantly impaired therefore the value will not be recorded. Harmon, the CFO and Chairman of the Company, is also the CFO of Tauriga (see Note 6). The transaction was completed as an arm’s length transaction. As of June 30, 2013, the Company had $121,270 recorded under the description, other receivable.

The Company has recorded the following intangibles related to the acquisitions:

		Accumulated
	Asset	Amortization	Net

Intangibles - December 31, 2012	$290,000	$(2,256)	$287,744
Additions	600,000	-	600,000
Amortization	-	(19,666)	(19,666)
Intangibles - June 30, 2013	$890,000	$(21,922)	$868,078

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $2,066,361 and used cash in operating activities of $1,039,242 for the six months ended June 30, 2013.  The Company had working capital, stockholders’ equity and accumulated deficit of $1,001,484, $1,654,205 and $3,255,846, respectively, at June 30, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.  The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships.  No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, all classified as current at June 30, 2013 and December 31, 2012, consists of the following:

Convertible notes,
net of discounts	June 30, 2013				December 31, 2012
				Principal,			Principal,
		Put	Debt	net of		Put	net of
	Principal	Premium	Discounts	Discounts	Principal	Premium	Discounts
Kachess Financial Corporation	$-	$-	$-	$-	$19,500	$-	$19,500
Kachess Financial Corporation	-	-	-	-	20,000	-	20,000
Kachess Financial Corporation	-	-	-	-	6,800	-	6,800
Kachess Financial Corporation	-	-	-	-	3,000	-	3,000
Coventry Capital, LLC (1)	30,000	3,333	-	33,333	30,000	3,333	33,333
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	55,556
Coventry Capital, LLC (1)	20,000	2,222	-	22,222	20,000	2,222	22,222
Coventry Capital, LLC (1)	35,000	3,889	-	38,889	35,000	3,889	38,889
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	55,556
Avanti Distribution, Inc. (1)	9,560	4,097	(3,756)	9,901	-	-	-
RJR Manufacturers' Agent, Inc.	50,000	-	(16,531)	33,469	-	-	-
JMJ Financial	100,000	-	-	100,000	-	-	-
Avalon Capital Corp.	100,000	-	(71,196)	28,804	-	-	-
Evolution Capital, LLC	105,000	-	(89,402)	15,598	-	-	-
Avalon Capital Corp.	50,000	-	(41,576)	8,424	-	-	-
LG Capital Funding, LLC	76,500	-	(70,055)	6,445	-	-	-
Black Mountain Equities, Inc.	55,000	-	(42,263)	12,737	-	-	-
JMJ Financial	50,000	-	-	50,000	-	-	-
Total	$781,060	$24,653	$(334,779)	$470,934	$234,300	$20,556	$254,856

(1) Long term debt

On August 15, 2012, the Company executed a convertible promissory note with Coventry Capital, LLC (“Coventry Capital”) for $30,000.  The note bears interest at the rate of 10% per annum which accrues.  As of June 30, 2013 and December 31, 2012, the accrued interest was $3,534 and $378, respectively.  The note matures on August 15, 2014.  The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days.  Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time.

On August 29, 2012, Green Hygienics executed a convertible promissory with Kachess Financial Corporation (“Kachess”) for $19,500.  The note bears interest at the rate of 12% per annum which accrues.  As of June 30, 2013 and December 31, 2012, the accrued interest was $0 and $212, respectively.  The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days.  As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations.  Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time.  On February 13, 2013, the Company repaid the principal and accrued interest of $1,077 for a total payment of $20,577.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

On August 30, 2012, Green Hygienics executed a convertible promissory with Kachess for $20,000. The note bears interest at the rate of 12% per annum which accrues. As of June 30, 2013 and December 31, 2012, the accrued interest was $0 and $210, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. On February 13, 2013, the Company repaid the principal and accrued interest of $1,098 for a total payment of $21,098.

On September 4, 2012, Green Hygienics executed a convertible promissory with Kachess for $6,800. The note bears interest at the rate of 12% per annum which accrues. As of June 30, 2013 and December 31, 2012, the accrued interest was $60 and $0, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. On February 13, 2013, the Company repaid the principal and accrued interest of $362 for a total payment of $7,162.

On October 4, 2012, Green Hygienics executed a convertible promissory with Kachess for $3,000. The note bears interest at the rate of 12% per annum which accrues. As of June 30, 2013 and December 31, 2012, the accrued interest was $0 and $88, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. On February 13, 2013, the Company repaid the principal and accrued interest of $130 for a total payment of $3,130.

On October 17, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of June 30, 2013 and December 31, 2012, the accrued interest was $3,534 and $1,041, respectively. The note matures on October 17, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 6, 2012, the Company executed a convertible promissory note with Coventry Capital for $20,000. The note bears interest at the rate of 10% per annum which accrues. As of June 30, 2013 and December 31, 2012, the accrued interest was $1,139 and $142, respectively. The note matures on December 6, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 18, 2012, the Company executed a convertible promissory note with Coventry Capital for $35,000. The note bears interest at the rate of 10% per annum which accrues. As of June 30, 2013 and December 31, 2012, the accrued interest was $1,879 and $134, respectively. The note matures on December 8, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 28, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of June 30, 2013 and December 31, 2012, the accrued interest was $2,548 and $55, respectively. The note matures on December 28, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On March 14, 2013, the Company executed a convertible promissory note with Avanti Distribution, Inc. for $9,560. The note bears interest at the rate of 12% per annum which accrues. As of June 30, 2013, the accrued interest was $343. The note matures on March 14, 2015. The conversion price is equal to 70% of the average of the closing prices of the Company’s common stock for the preceding five trading days. The Company recorded a debt discount of $3,756.

On April 4, 2013, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser. A beneficial conversion feature of $31,513 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of June 30, 2013, the accrued interest was $1,447. The note matures on October 4, 2013.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

On April 15, 2013, the Company entered into a one year convertible promissory note agreement for $500,000 with JMJ Financial (“JMJ”). The note has an interest rate of 5% per annum of the $500,000 earned as of the 91st day of the note. The note, at the holder’s option, is convertible at $1.04 per share and if the price per share at the time of conversion is greater than $1.04 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $1.04 per share. On April 17, 2013, the Company received $100,000. A beneficial conversion feature of $33,333 was recorded and will be accreted monthly from the issuance date of the note through maturity. On June 26, 2013, JMJ amended the agreement and funded the Company an additional $50,000. A beneficial conversion feature of $39,216 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of June 30, 2013, the accrued interest was $60,000.

On May 8, 2013, the Company entered into a convertible promissory note with Avalon Capital Corp. (“Avalon”) for $100,000. The note bears interest at 12% per annum, matures on November 8, 2013, and converts at the lesser of $0.55 per share or a 40% discount at the time of conversion. A beneficial conversion feature of $100,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of June 30, 2013, the accrued interest was $1,775. The note matures on November 8, 2014.

On May 20, 2013, the Company entered into a convertible promissory note agreement for $105,000 with Evolution Capital, LLC (“Evolution”). The note has an interest rate of 12% per annum and is accrued. The note, at the holder’s option, is convertible at the lesser of $0.54 or 40% of the average 10 days prior to conversion. A beneficial conversion feature of $105,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of June 30, 2013, the accrued interest was $1,450. The note matures on February 20, 2014.

On May 30, 2013, the Company entered into a convertible promissory note with Avalon Capital Corp. (“Avalon”) for $50,000. The note bears interest at 12% per annum, matures on November 30, 2013, and converts at the lesser of $0.55 per share or a 40% discount at the time of conversion. A beneficial conversion feature of $50,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of June 30, 2013, the accrued interest was $526. The note matures on November 30, 2013.

On June 7, 2013, the Company entered into a convertible promissory note agreement for $76,500 with LG Capital Funding, LLC (“LG Capital”). The note has an interest rate of 8% per annum and is accrued. The note, at the holder’s option, is convertible at a 45% discount to market on average of the lowest 2 days over the prior 10 trading days. A beneficial conversion feature of $76,500 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of June 30, 2013, the accrued interest was $402. The note matures on March 7, 2014.

On June 12, 2013, the Company entered into a convertible promissory note agreement for $55,500 with Black Mountain Equities, Inc. (“Black Mountain”). The note has an interest rate of 10% per annum and is accrued. The note, at the holder’s option, is convertible at the lesser of $0.50 or a 25% discount to market on average of the prior 20 trading days. A beneficial conversion feature of $41,111 was recorded and will be accreted monthly from the issuance date of the note through maturity. As a condition of the agreement, the Company issued 10,000 shares of common stock (see Note 9). As of June 30, 2013, the accrued interest was $5,500. The note matures on January 15, 2014.

Convertible notes,
net of discounts	June 30, 2013				December 31, 2012
				Principal,			Principal,
		Put	Debt	net of		Put	net of
	Principal	Premium	Discounts	Discounts	Principal	Premium	Discounts
Bruce Harmon	$50,000	$-	$(16,531)	$33,469	$-	$-	$-
Total	$50,000	$-	$(16,531)	$33,469	$-	$-	$-

On April 4, 2013, Harmon, an officer of the Company, requested that the Company convert his accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser.  A beneficial conversion feature of $31,513 was recorded and will be accreted monthly from the issuance date of the note through maturity.  As of June 30, 2013, the accrued interest was $1,447.  The note matures on October 4, 2013.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 8, 2013, there were no pending or threatened lawsuits.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

Lease Commitment

The Company has two office lease agreements starting on June 1, 2013 and November 1, 2012.  Future minimum lease payments under these leases are as follows:

2013	$6,628
2014	12,700
2015	5,500

Total	$24,828

Rent expense for the six months ended June 30, 2013 and 2012 was $3,635 and $0, respectively.

Other

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

On May 16, 2013, the Company engaged Brunson Chandler & Jones, PLLC as its legal counsel. The engagement is for one year and requires a monthly payment of $6,000 beginning June 1, 2013, of which a minimum of $1,000 in cash is payable with the remaining portion payable in cash or common stock.

On July 26, 2013, the Company engaged RedChip Companies, Inc., a public and investor relations firm. As part of the eight month agreement, the Company is obligated for a monthly fee of $8,000.

NOTE 6 – RELATED PARTIES

Harmon, CFO and Chairman of the Company, has payables and accrued expense (includes accrued compensation) due to him of $20,848 and $51,834, as of June 30, 2013 and December 31, 2012, respectively.

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

On November 19, 2012, a subsidiary of the Company acquired, via an APA, certain assets from SBI-TX, from W. Ray (“Tray”) Harrison, Jr. (“Harrison”), an employee of Green Hygienics (see Note 2).

On February 7, 2013, the Company and Harmon executed a Share Cancellation / Exchange / Return to Treasury Agreement. Harmon returned to the Company 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock. The common shares were cancelled.

On April 4, 2013, Harmon converted accrued compensation into a convertible note payable for $50,000 (see Note 4).

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

On April 4, 2013, Yogesh Parmar (“Y. Parmar”), a member of the Advisory Board, purchased 100,000 shares of common stock at a discounted price of $0.54 per share for $50,000 (see Note 9).

On April 15, 2013, the Company issued 300,000 shares of common stock to Philip C. Rundle (“Rundle”) (see Note 7) as part of his employment agreement.

On May 8, 2013, Nilesh Parmar (“N. Parmar”), a co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000 (see Note 9).

On May 8, 2013, Kalpesh Parmar (“K. Parmar”), a member of the Advisory Board and co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000 (see Note 9).

On May 31, 2013, the Company entered into a Licensing Agreement with Tauriga (see Note 2).  Harmon, the CFO and Chairman of the Company, is also the CFO of Tauriga.

On July 12, 2013, the Company entered into a convertible promissory note for $100,000 with Harmon (see Note 9).

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock with a par value of $0.0001. On November 7, 2012, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series A Preferred Stock of Green Innovations Ltd. (“Certificate of Designation”) with the Secretary of State of the State of Nevada authorizing the creation of a new series of preferred stock designated as “Series A Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section NRS 78.1955 of the Nevada General Corporation Law. The Certificate of Designation was filed with the Nevada Department of State on November 7, 2012. The Certificate of Designation created 5,000,000 shares of Series A Preferred Stock. Each holder of Series A Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series A Preferred Stock is convertible into. Each share of Series A Preferred Stock is convertible, at the option of the holder of the Series A Preferred Stock, into one share of the Company’s common stock. Shares of the Series A Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of the exchange for shares of common stock of the Company. Each shares of Series A Preferred Stock will be entitled to ten (10) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series A Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series A Preferred Stock, the holders of the Series A Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series A Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series A Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series A Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock. As of June 30, 2013, there were 5,000,000 shares issued or outstanding.

On February 7, 2013, the Company and Harmon executed a Share Cancellation / Exchange / Return to Treasury Agreement.  Harmon returned to the Company 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock.  The preferred shares were recorded at a value of $500.

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
June 30, 2013
(unaudited)

In October 2012, the two directors and former officers of the Company, Mordechai David and Shamir Benita, cancelled 79,500,000 shares of common stock issued to them.

On January 18, 2013, the Company sold 300,000 shares of restricted common stock to Belmont Group Ltd. for $180,000 at a price of $0.60 per share.

On February 4, 2013, the Company appointed K. Parmar to its Advisory Board.  As compensation for the appointment, K. Parmar will be issued 12,500 shares quarterly for his service.  As of June 30, 2013, these shares were issuable and recorded at a value of $0.83 per share (the closing price the previous day) or $10,375.

On February 7, 2013, the Company and Harmon executed a Share Cancellation / Exchange / Return to Treasury Agreement.  Harmon returned to the Company 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock.  The common shares were cancelled.

On February 11, 2013, the Company appointed Mark DeFilippo (“DeFilippo”) to its Advisory Board.  As compensation for the appointment, DeFilippo will be issued 12,500 shares quarterly for his service.  These shares were recorded at a value of $0.97 per share (the closing price the previous day) or $12,125.  The shares were issued in April 2013.

On February 12, 2013, the Company sold 107,143 shares of restricted common stock to Coventry Capital for $150,000 at a price of $1.40 per share (the closing price the previous day).  The shares were recorded as issuable as of June 30, 2013 and were issued in April 2013.

On February 18, 2013, the Company appointed Sandy Greenberg (“Greenberg”) to its Advisory Board.  As compensation for the appointment, Greenberg will be issued 12,500 shares quarterly for his service.  These shares were recorded at a value of $2.22 per share (the closing price the previous day) or $27,750.  The shares were issued in April 2013.

On February 18, 2013, the Company appointed Michael Perfetti (“Perfetti”) to its Advisory Board.  As compensation for the appointment, Perfetti will be issued 12,500 shares quarterly for his service.  These shares were recorded at a value of $2.22 per share (the closing price the previous day) or $27,750.  The shares were issued in April 2013.

On February 19, 2013, the Company appointed Y. Parmar to its Advisory Board.  As compensation for the appointment, Y. Parmar will be issued 12,500 shares quarterly for his service.  These shares were recorded at a value of $2.22 per share (the closing price the previous day) or $27,750.  The shares were issued in April 2013.

On February 19, 2013, the Company declared a share dividend on a basis of 1.24:1 as of the record date of February 19, 2013, thereby all common shareholders shall receive 0.24 of a share for every one share owned.  The Company’s issued and outstanding shall increase from 25,000,000 to 31,000,000 shares of common stock.  The shares issued to Y. Parmar, DeFilippo, Greenberg, Perfetti and K. Parmar were not eligible for the dividend as they were not issued.  The shares of common stock purchased by Coventry Capital on February 12, 2013 were not issued prior to the dividend therefore the Company issued and additional 46,611 shares of common stock to Coventry Capital for the dividend.  The total shares issued for the dividend was 6,046,611.

On February 22, 2013, the Company appointed Rundle to its Advisory Board. As compensation for the appointment, Rundle was to be issued 12,500 shares quarterly for his service. These shares were recorded at a value of $0.51 per share (the closing price the previous day) or $6,375. The shares were issued in April 2013.

On February 22, 2013, the Company contracted with Vincent & Rees (“V&R”) to serve as the Company’s legal counsel.  As compensation for the agreement, V&R received 250,000 shares of restricted common stock of the Company.  As of June 30, 2013, these shares were issuable and recorded at a value of $0.51 per share (the closing price the previous day) or $127,500.  The shares were issued in April 2013.

On April 4, 2013, in exchange for certain assets of Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”), the Company paid the owner of CHI 300,000 shares of restricted common stock for an United States trademark (see Note 2).  Additionally, the Company has issuable 200,000 shares of restricted common stock for an United Kingdom trademark (see Note 2).  The value of the two transactions was $600,000 or $1.20 per share.

On April 4, 2013, Y. Parmar, a member of the Advisory Board, purchased 100,000 shares of common stock at a discounted price of $0.54 per share for $50,000 (see Note 6).

On April 4, 2013, Alain Cameron purchased 55,555 shares of common stock at a discounted price of $0.54 per share for $30,000.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

On April 15, 2013, the Company granted 300,000 shares of common stock to Rundle, the chief executive officer of the Company, as part of his employment agreement.  The Company recorded the value of the shares at $268,750 or $0.90 per share.

On May 8, 2013, N. Parmar, a co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000.

On May 8, 2013, K. Parmar, a member of the Advisory Board and co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000 (see Note 6).

On May 16, 2013, the Company amended the agreements with Harmon and RJR Manufacturers’ Agent (“RJR”) to issue shares equal to the contractual obligation to Rundle’s employment agreement.  Harmon was issued 300,000 shares and RJR has 300,000 shares issuable, at a value of $168,000 each or $0.56 per share.

On June 15, 2013, the Company issued 20,000 shares of common stock to a consultant for services rendered for June.  The shares were recorded at a cost of $9,300.

On June 18, 2013, the Company issued to Brunson Chandler & Jones, PLLC (“BCJ”), the Company’s corporate counsel, 111,905 shares of common stock as part of its annual engagement with BCJ, 100,000 shares due on June 1, 2013, and 11,905 shares for the partial month of May, for legal services.  The shares were issued at the previous day’s closing price of $0.49 or $54,833.  The 100,000 shares will be amortized over one year.

On June 18, 2013, the Company issued 10,000 shares of common stock to Black Mountain Equities, Inc. as a conditional of financing (see Note 4).  The shares were recorded as a debt discount of $5,000 as the stock was valued at $0.50 per share.

On June 18, 2013, the Company issued 62,500 shares or 12,500 each, to its Advisory Board, Perfetti, Y. Parmar, K. Parmar, Sandberg, and DeFilippo.  The shares were valued collectively at $28,750.  K. Parmar shares remain issuable at June 30, 2013.

On June 18, 2013, the Company issued 20,000 shares of common stock as compensation to a consultant in regards to services rendered.

On June 30, 2013, the Company recorded 22,635 shares of common stock issuable to BCJ for June legal fees.  The shares were valued at $8,375, or $0.37 per share, and due to an averaging method of calculation, a $3,375 loss on issuance was recorded.  The shares were issued in July 2013 (see Note 9).

Stock Warrants

The Company has granted warrants to employees.  Warrant activity for employees the six months ended June 30, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	500,000	$0.01

Granted	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at June 30, 2013	500,000	$0.01	4.34	$180,000

Exercisable at June 30, 2013	500,000	$0.01

Weighted Average Grant Date Fair Value		$0.01

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

On November 19, 2012, the Company issued 500,000 fully vested warrants with an exercise price of $0.01 per share for common stock to W. Ray Harrison, Jr. as compensation for the APA with SBI-TX (see Note 3).  The warrants were valued at $0.58 per warrant or $290,000 using the average price for our common stock.  On July 12, 2013, Mr. Harrison exercised these warrants (see Note 9).

The Company has granted warrants to non-employees.  Warrant activity for non-employees the six months ended June 30, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	1,000,000	$0.01

Granted	1,000,000	$0.01
Forfeited	-	$-
Expired	-	$-

Outstanding at June 30, 2013	2,000,000	$0.01	4.53	$720,000

Exercisable at June 30, 2013	2,000,000	$0.01

Weighted Average Grant Date Fair Value		$0.01

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

Stock Options

The Company approved the 2012 Stock Option Plan on November 14, 2012 under which 10,000,000 shares were reserved for issuance.

The Company has granted options to employees.  Options activity for the six months ended June 30, 2013 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2012	1,250,000	$0.01

Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at June 30, 2013	1,250,000	$0.01	9.38	360,000

Exercisable at June 30, 2013	1,000,000	$0.01

Weighted Average Grant Date Fair Value		$0.01

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

On November 14, 2012, the Company granted Bruce Harmon 1,000,000 options for common stock.  The options are fully-vested at issuance, have a five-year life, and have an exercise price of $0.01.  The options were valued at $0.53 per option or $530,000 using the average price of our common stock.

On November 14, 2012, the Company granted W. Ray Harrison, Jr. 250,000 options for common stock.  The options are fully-vested at issuance, have a five-year life, and have an exercise price of $0.01.  The options were valued at $0.53 per option or $132,500 using the average price of our common stock.  On July 12, 2013, Mr. Harrison exercised these options (see Note 9).

NOTE 8 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC.  No amounts exceeded federally insured limits as of June 30, 2013.  There have been no losses in these accounts through June 30, 2013.

Concentration of Intellectual Property

The Company owns the trademark “SENSATIONAL” and “CLEARLY HERBAL” through the acquisition from SBI-TX (see Note 3) and CHI (see Note 3), respectively, as filed with the United States Patent and Trademark Office.

NOTE 9 – SUBSEQUENT EVENTS

On July 5, 2013, the Company issued 35,000 shares of common stock as compensation to a consultant in regards to services rendered.

On July 5, 2013, the Company entered into a convertible promissory note agreement for $76,500 with LG Capital Funding, LLC (“LG Capital”).  The note has an interest rate of 8% per annum and is accrued.  The note matures on April 5, 2014.  The note, at the holder’s option, is convertible at a 45% discount to market on average of the lowest 2 days over the prior 10 trading days.  As of June 30, 2013, the accrued interest was $402.

On July 12, 2013, W. Ray Harrison, Jr., an employee of the Company, converted 500,000 warrants for common stock cashless into 485,199 shares of common stock (see Note 7).  Additionally, Mr. Harrison converted 250,000 options for common stock cashless into 241,804 shares of common stock (see Note 7).

On July 12, 2013, as a condition of financing, the Company issued JMJ Financial 24,390 shares of common stock.

On July 12, 2013, the Company entered into a convertible promissory note agreement for $100,000 with Bruce Harmon, an officer of the Company.  The note has an interest rate of 12% per annum and is accrued.  The note matures on October 12, 2013.  The note, at the holder’s option, is convertible at the lesser of $0.31 per share or at a 30% discount to market on the date prior to conversion.

On July 16, 2013, Green Hygienics received 4,347,826 shares of common stock of Tauriga in regards to the Licensing Agreement between Green Hygienics and Tauriga (see Note 2).

On July 24, 2013, we entered into a stipulation for settlement of claims with Ironridge Global IV, Ltd. (“Ironridge”), pursuant to which we resolved $2,621,036.58 of our accounts payable that Ironridge had agreed to purchase from our creditors in exchange for payment in full in cash.  Pursuant to an order approving stipulation for settlement of claims that we jointly requested from the Los Angeles, California Superior Court, we agreed to issue to Ironridge shares of our common stock with an aggregate value equal to 105% of the claim amount plus reasonable attorney fees, divided by 80% of the following: the closing price of our stock on July 24, 2013, not to exceed the arithmetic average of the volume weighted average prices of any five trading days during a period equal to that number of consecutive trading days following the date of initial receipt of shares required for the aggregate trading volume, excluding after-hours trades, to exceed $25 million, less $0.01 per share, as reported by the Bloomberg Professional service of Bloomberg LP.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2013
(unaudited)

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge will receive an initial issuance of 3.6 million common shares, and may be required to return or be entitled to receive shares, based on the calculation summarized in the prior paragraph. For example, Ironridge would be entitled to approximately 9,164,298 additional shares based on a $0.27 per share closing price of our common stock on July 24, 2013, assuming $5,000 in reasonable attorney fees and that there are 33,044,523 shares of Common Stock issued and outstanding prior to issuing the initial issuance, and ignoring the 9.99% limitation.

Ironridge is prohibited from holding any short position in our common stock, and may not to engage in or effect, directly or indirectly, any short sale until at least 180 days after the end of the calculation period described above.

In addition, for so long as Ironridge holds any shares, it is prohibited from, among other actions: (1) voting any shares of issuer common stock owned or controlled by them, exercising any dissenter’s rights, executing or soliciting any proxies or seeking to advise or influence any person with respect to any voting securities of the issuer; (2) engaging or participating in any actions or plans that relate to or would result in, among other things, (a) acquiring additional securities of the issuer, alone or together with any other person, which would result in them collectively beneficially owning or controlling, or being deemed to beneficially own or control, more than 9.99% of the total outstanding common stock or other voting securities of the issuer, (b) an extraordinary corporate transaction such as a merger, reorganization or liquidation, (c) a sale or transfer of a material amount of assets, (d) changes in the present board of directors or management of the issuer, (e) material changes in the capitalization or dividend policy of the issuer, (f) any other material change in the issuer’s business or corporate structure, (g) actions which may impede the acquisition of control of the issuer by any person or entity, (h) causing a class of securities of the issuer to be delisted, (i) causing a class of equity securities of the issuer to become eligible for termination of registration; or (3) any actions similar to the foregoing.

On or about July 25, 2013, we issued shares of our common stock to Ironridge Global IV, Ltd.  The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

On July 29, 2013, the Company issued BCJ 22,635 shares of common stock which was recorded as issuable at June 30, 2013 (see Note 7).

On July 29, 2013, the Company issued 35,000 shares of common stock as compensation to a consultant in regards to services rendered.

On July 29, 2013, as part of an engagement agreement with RedChip Companies, Inc., a public and investor relations firm, the Company issued 300,000 shares of common stock.

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

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenue. For the three months ended June 30, 2013, our revenue was $437,940, compared to $0 for the same period in 2012.  Revenue was comprised of $250,000 for a licensing fee with Tauriga Sciences, Inc. and $187,940 was related to the sale of products.

Gross Profit. For the three months ended June 30, 2013, our gross profit was $278,306, compared to $0 for the same period in 2012.

Selling, General and Administrative Expenses. For the three months ended June 30, 2013, selling, general and administrative expenses were $905,143 compared to $0 for the same period in 2012.  This increase was primarily caused by the acquisition of Green Hygienics in August 2012.  The Company recorded stock-based compensation of $573,446, or 63.4% of the selling, general and administrative expenses.  Excluding the stock-based compensation, the selling, general and administrative expenses were $331,697.

Net Loss. We generated net losses of $869,464 for the three months ended June 30, 2013 compared to $0 for the same period in 2012.  The net loss increase was attributable to the acquisition of Green Hygienics in August 2012.  Additionally, $573,446 of the total net loss was attributable to stock-based compensation.  Excluding the stock-based compensation, the net loss was $296,018.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenue. For the six months ended June 30, 2013, our revenue was $599,645, compared to $0 for the same period in 2012.  Revenue was comprised of $250,000 for a licensing fee with Tauriga Sciences, Inc. and $349,645 was related to the sale of products.

Gross Profit. For the six months ended June 30, 2013, our gross profit was $297,887, compared to $0 for the same period in 2012.

Selling, General and Administrative Expenses. For the six months ended June 30, 2013, selling, general and administrative expenses were $2,115,964 compared to $0 for the same period in 2012.  This increase was primarily caused by the acquisition of Green Hygienics in August 2012.  The Company recorded stock-based compensation of $1,587,238, or 75.0% of the selling, general and administrative expenses.  Excluding the stock-based compensation, the selling, general and administrative expenses were $528,726.

Net Loss. We generated net losses of $2,066,361 for the six months ended June 30, 2013 compared to $0 for the same period in 2012.  The net loss increase was attributable to the acquisition of Green Hygienics in August 2012.  Additionally, $1,587,238 of the total net loss was attributable to stock-based compensation.  Excluding the stock-based compensation, the net loss was $497,123.

Liquidity and Capital Resources

General. At June 30, 2013, we had cash and cash equivalents of $72,261. We have historically met our cash needs through a combination of proceeds from financing from third parties. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash in operations of $1,039,242 for the six months ended June 30, 2013, and we used cash in operations of $0 during the same period in 2012. The principal elements of cash flow from operations for the six months ended June 30, 2013 included a net loss of $2,066,361, primarily by increases in stock-based compensation, $1,587,238, inventory, $1,195,345, accounts payable, $282,653, accrued expenses, $161,507.

Cash provided by our financing activities was $1,065,760 for the six months ended June 30, 2013, compared to $0 during the comparable period in 2012. This increase was primarily attributed to proceeds from notes payable and the sale of common stock.

As of June 30, 2013, current assets exceeded current liabilities by 1.8 times. Current assets increased from $313,921 at December 31, 2012 to $2,189,857 at June 30, 2013 whereas current liabilities increased from $292,393 at December 31, 2012 to $1,188,373 at June 30, 2013.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $599,645 and net losses of $2,066,361 for the six months ended June 30, 2013 compared to sales of $0 and net loss of $0 for the six months ended June 30, 2012.  The Company had working capital, stockholders’ equity, and accumulated deficit of $1,001,484, $1,654,205 and $3,255,846, respectively, at June 30, 2013, and used cash in operations of $1,065,760 in the six months ended June 30, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiaries (as of June 30, 2013), Green Hygienics and Sensational Brands.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Changes in Accounting Principles

No significant changes in accounting principles were adopted during the six months ended June 30, 2013.

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

Seasonal Revenue

In the retail industry, there are typically seasonal periods of sales which cause fluctuations in revenue.  The Company, due to the type of products it sells, does not have seasonal revenues.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share as of June 30, 2013 consist of convertible notes convertible into 189,430 common shares. Equivalent shares are not utilized when the effect is anti-dilutive.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 8, 2013, there were no pending or threatened lawsuits.

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

On May 16, 2013, the Company amended the agreements with Harmon and RJR Manufacturers’ Agent to issue shares equal to the contractual obligation to Rundle’s employment agreement.  Harmon was issued 300,000 shares and RJR has 300,000 shares issuable.

On June 15, 2013, the Company issued 20,000 shares of common stock to a consultant for services rendered for June.

On June 18, 2013, the Company issued to Brunson Chandler & Jones, PLLC (“BCJ”), the Company’s corporate counsel, 111,905 shares of common stock as part of the annual engagement with BCJ, 100,000 shares due on June 1, 2013, and 11,905 shares for the partial month of May, for legal services.

On June 18, 2013, the Company issued 10,000 shares of common stock to Black Mountain Equities, Inc. as a conditional of financing.

On June 18, 2013, the Company issued 62,500 shares or 12,500 each, to its Advisory Board, Michael Perfetti, Yogesh Parmar, Kalpesh Parmar, Sander Sandberg, and Mark DeFilippo.  The shares were valued collectively at $28,750.  Kalpesh Parmar’s shares remain issuable at June 30, 2013.

On June 18, 2013, the Company issued 20,000 shares of common stock as compensation to a consultant in regards to services rendered.

On June 30, 2013, the Company recorded 22,635 shares of common stock issuable to BCJ for June legal fees.

On July 5, 2013, the Company issued 35,000 shares of common stock as compensation to a consultant in regards to services rendered.

On July 12, 2013, W. Ray Harrison, Jr., an employee of the Company, converted 500,000 warrants for common stock cashless into 485,199 shares of common stock.  Additionally, Mr. Harrison converted 250,000 options for common stock cashless into 241,804 shares of common stock.

On July 12, 2013, as a condition of financing, the Company issued JMJ Financial 24,390 shares of common stock.

On July 24, 2013, we entered into a stipulation for settlement of $2,621,036.58 of our accounts payable that Ironridge Global IV, Ltd. (“Ironridge”) had agreed to purchase from our creditors in exchange for payment in full in cash.  Pursuant to an order of the Los Angeles, California Superior Court on July 25, 2013 incorporating the terms of the stipulation, we issued 3,600,000 shares of common stock to Ironridge on July 25, 2013.

On July 29, 2013, the Company issued BCJ 22,635 shares of common stock which was recorded as issuable at June 30, 2013.

On July 29, 2013, the Company issued 35,000 shares of common stock as compensation to a consultant in regards to services rendered.

On July 29, 2013, as part of an engagement agreement with RedChip Companies, Inc., a public and investor relations firm, the Company issued 300,000 shares of common stock.

The securities reference above, with the exception of the 3,600,000 shares issued to Ironridge, were issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    MINE SAFETY DISCLOSURES

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

Number	Description
3.1	Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2012)
10.1	Share Exchange Agreement between the Company, Green Hygienics, Inc. and Bruce Harmon dated September 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.2	Licensing Agreement between American Hygienics Corporation and Green Hygienics, Inc. dated August 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.3	Release between the Company and Mordechay David dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2012)
10.4	Release between the Company and Shamir Benita dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K on October 23, 2012)
10.5	Employment Agreement with Philip Rundle dated April 15, 2013
10.6	License Agreement with Tauriga Sciences, Inc. dated May 31, 2013
10.7	Stipulation for Settlement of Claims dated July 24, 2013
21.1	Subsidiaries of the Registrant: Green Hygienics, Inc., a Florida corporation
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

GREEN INNOVATIONS LTD.

Date: August 9, 2013	By:	/s/ Philip C. Rundle
Philip C. Rundle
Chief Executive Officer

Date: August 9, 2013	By:	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer