Form 10-Q
period 2013-09-30
Green Innovations Ltd.
filed 2013-10-31
CIK 1491471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number: 333-167227
______________________________________________

GREEN INNOVATIONS LTD.
(f/k/a WINECOM, INC.)
 (Exact name of registrant as specified in its charter)
______________________________________________

Nevada	26-2944840
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

316 Del Prado Blvd. South, Suite 204 Cape Coral, FL	33990
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (239) 829-4372
__________________________________________

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

As of October 25, 2013 the registrant had 52,857,854 shares of its Common Stock, $0.0001 par value, outstanding.

TABLE OF CONTENTS

GREEN INNOVATIONS, LTD.

ITEM 1       Financial Statements

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)

ASSETS
Current assets
Cash	$40,115	$45,743
Accounts receivable	353,122	190,299
Other receivable	35,660	-
Inventory	1,545,489	74,879
Prepaid expense	1,267,668	3,000
Total current assets	3,242,054	313,921

Intangible assets, net	853,244	287,744
Other assets	1,100	100
Total assets	$4,096,398	$601,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Convertible notes payable, net of discounts	$515,887	$-
Convertible notes payable, net of discounts, to related parties	133,469	-
Accounts payable	50,462	220,889
Accounts payable to related parties	104,810	21,834
Accrued expenses	281,224	49,670
Accrued expenses to related parties	56,372	-
Total current liabilities	1,142,224	292,393

Long-term liabilities
Convertible notes, net of discounts	216,139	254,856

Total liabilities	1,358,363	547,249

Commitments and contingencies (Note 5)

Amounts payable in common stock	1,135,978	-

Derivative liability	417,027	-

Stockholders' deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000
and no shares issued and outstanding, respectively	500	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 44,810,230
and 70,000,000 shares issued, issuable and outstanding, respectively	4,481	7,000
Additional paid-in capital	6,717,752	1,237,001
Accumulated deficit	(5,537,703)	(1,189,485)
Total stockholders' equity	1,185,030	54,516

Total liabilities and stockholders' equity	$4,096,398	$601,765

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue, net	$748,238	$-	$1,347,883	$-

Operating expenses
Direct costs of revenue	769,342	-	1,071,100	-
General and administrative (includes $152,625 and $0 for the three months ended September 30, 2013 and 2012, respectively, and $1,739,863 and $0 for the nine months ended September 30, 2013 and 2012, respectively, of stock-based compensation and settlements)	845,540	72,474	2,882,361	72,474
Selling and marketing expenses	121,469	-	200,612	-

Operating loss	(988,113)	(72,474)	(2,806,190)	(72,474)

Other income (expense)
Beneficial conversion feature expense	77,454	-	(88,081)	-
Loss on settlement of receivable	(106,270)	-	(106,270)	-
Loss on cost of financing	(7,561)	-	(7,561)	-
Loss on financing	(964,467)	-	(964,467)	-
Loss on issuance of stock	(1,116)	-	(1,116)	-
Loss on issuance of stock for services	(16,128)	-	(16,128)	-
Loss on debt discount	(5,000)	-	(5,000)	-
Interest expense	(270,656)	(860)	(353,405)	(860)

Total other income (expense)	(1,293,744)	(860)	(1,542,028)	(860)

Net loss	$(2,281,857)	$(73,334)	$(4,348,218)	$(73,334)

Net loss per share - basic and diluted	$(0.06)	$(0.00)	$(0.11)	$(0.00)

Weighted average number of shares outstanding - Basic and Diluted	35,444,666	100,000,000	39,584,506	100,000,000

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Consolidated Statements of Cash Flows For the Nine Months Ended September 30,

	2013	2012
Cash flows from operating activities:
Net loss	$(4,348,218)	$(73,334)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intangibles	34,500	-
Amortization of options	126,980	-
Issuance of common stock for services	1,739,863	-
Issuance of warrants on contract	880,000	-
Debt accretion	439,168	-
Issuance of common stock as condition of loan	7,558	-
Accounts payable in common stock	1,135,978	-
Derivative liability	417,027	-
Loss on settlement of receivable	106,270	-
Loss on issuance of stock for settlements	17,244	-
Loss on financing	964,467	-
Loss on cost of financing	7,561	-
Loss on debt discount	5,000	-
Changes in operating assets and liabilities:
Accounts receivable	(162,823)	-
Other receivable	(35,660)	-
Inventory	(1,470,610)	-
Prepaid expense	(1,264,668)	-
Deferred costs	-	(2,885)
Other assets	(1,000)	(100)
Accounts payable	(170,427)	17,812
Accounts payable to related parties	82,976	11,909
Accrued expenses	231,554	-
Accrued expenses to related parties	56,372	-
Net cash used in operating activities	(1,200,888)	(46,598)

Cash flows used in investing activities
Cash acquired in acquisition	-	13,309
Net cash used in investing activities	-	13,309

Cash flows from financing activities:
Proceeds from notes	672,560	46,300
Repayment of notes	(49,300)	-
Proceeds from issuance of common stock	572,000	-
Net cash provided by financing activities	1,195,260	46,300

Net decrease in cash	(5,628)	13,011

Cash at beginning of period	45,743	-

Cash at end of period	$40,115	$13,011

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,

	2013	2012
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Cancellation of common stock	$(500)	$-

Issuance of preferred stock	$500	$-

Issuance of common stock for trademarks	$600,000	$-

Conversion of liabilities to notes payable	$100,000	$-

Proceeds from related party notes prior to acquisition	$-	$6,110

Proceeds from note prior to acquisition	$-	$30,000

Debt assumed in acquisition	$-	$57,437

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Green Innovations Ltd., formerly known as Winecom, Inc. (the “Company,” “we,” “us,” “our” or “Green Innovations”) is a Nevada corporation. The business was started on July 1, 2008. We changed our name on September 24, 2012.

Green Hygienics, Inc. (“Green Hygienics”), a Florida corporation, was formed on August 1, 2012. On September 26, 2012, it was acquired by the Company (see Note 3).

Sensational Brands, Inc. (“Sensational Brands”), a Florida corporation, was formed on November 19, 2012. It was formed for the sole purpose of the acquisition of certain assets of Sensational Brands, Inc., a Texas corporation on November 19, 2012 (see Note 3).Sensational Brands was dissolved on September 27, 2013.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Green Innovations Ltd. and Subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended September 30, 2013 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2013. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2012 filed on March 13, 2013 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nature of Operations

The Company was formed to develop an Internet social website that catered to wine lovers. In August 2012, with the acquisition of Green Hygienics, the Company changed its operations to the business of importing and distributing bamboo-based hygienic products. The prior operations of the Company have been abandoned effective with the acquisition of Green Hygienics.

Green Hygienics is in the business of importation, sale, and distribution of hygienic and household products made of bamboo- and wood-based paper. On August 1, 2012, Green Hygienics entered into a Licensing Agreement with American Hygienics Corporation (“AHC”), a corporation domiciled in the People's Republic of China, pursuant to which we acquired the exclusive right for a period of 5 years to import and distribute AHC's proprietary bamboo pulp-based hygiene products. AHC is the world's largest manufacturer of bamboo-based wet wipes, is internationally certified (ISO 9001:2008, BRC-CP, EPA, Nordic swan, cGMP and GMP) and a member of the world Private Label Manufacturers Association. Exporting to over 45 countries, AHC supplies a number of Multi-National brands and retailers on all continents including customers such as 3M, Carrefour, Tesco, Walmart, and Goodyear. The Licensing Agreement contemplates the distribution of generic, private label, and Green Hygienics branded products, described below. Subject to certain sales targets being met, the exclusive distribution license will be renewable for an additional period of 5 years.

Green Hygienics markets its products under the trademarked names “Sensational” and “Clearly Herbal.” Through licensing agreements, the Company also markets products under the trademarked name “Premium Formulation.” The Company also provides products for its customers and their private label.

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiaries (as of September 30, 2013), Green Hygienics and Sensational Brands. All significant inter-company balances and transactions have been eliminated in consolidation.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

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

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply tomeasurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices thatare observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

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

The Company may have other revenue that deviates from the normal course of business. As of September 30, 2013, the Company has the following other revenue:

•	Licensing fee – includes the compensation for the licensing rights to various products of the Company.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share as of September 30, 2013 consist of convertible notes convertible into 7,682,571 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 7).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of September 30, 2013 and 2012.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2013 through the date these unaudited consolidated financial statements were issued.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

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

There were no historical operations and no expenses for Green Hygienics as of the purchase date. The stock of the Company had not been traded in a significant period; therefore the value of the purchase is immaterial offset by stock with no determinable value.

Sensational Brands, Inc.

On November 19, 2012, Sensational Brands acquired certain assets via an asset purchase agreement (“APA”) with Sensational Brands, Inc., a Texas corporation (“SBI-TX”). SBI-TX is owned by a former employee of Green Hygienics. The APA was to acquire certain assets, primarily the trademark “SENSATIONAL” as registered with the United States Patent and Trademark Office.

The Company paid SBI-TX 500,000 warrants for common stock of the Company (see Note 8). The Company recorded the value of the transaction at $290,000.

Clearly Herbal

On April 4, 2013, Green Hygienics acquired certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI-BVI”). The purpose of the APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered with the United States Patent and Trademark Office.The Company paid the owner of CHI 300,000 shares of restricted commonstock of the Company (see Note 8) and recorded the value of the transaction at $360,000.As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20. As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,700,000 shares of restricted stock were issued (see Notes 5 and 10).

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On April 4, 2013, Green Hygienics contracted to acquire certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a United Kingdom corporation (“CHI-UK”). The purpose of the APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered in the United Kingdom. The closing date was set for July 4, 2013 or earlier but has been extended until August 31, 2013. The Company paid the owner of CHI 200,000 shares of restricted common stock of the Company (see Note 5) and recorded the value of the transaction at $240,000.As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,133,333 shares of restricted stock were issued (see Notes5 and 10).

Licensing Agreement

On May 31, 2013, Green Hygienics entered into a Licensing Agreement with Tauriga Sciences, Inc. (”Tauriga”) to grant Tauriga the North American exclusive rights to commercially market certain products related to hospital grade wipes including paper, green and 100% tree-free bamboo-based and biodegradable. The agreement has a term of five years with a five year extension. Tauriga agreed to pay Green Hygienics $250,000 for the fee which was payable on the following terms; $65,000 upon execution of the agreement and $185,000 within ninety days of receipt of samples of the products and applicable marketing material. Tauriga, a publicly registered entity trading under the symbol “TAUG,” and Green Hygienics agreed to the exchange of restricted common stock of TAUG and Green Innovations equal to a present day value of $250,000. On September 18, 2013, as Tauriga had satisfied the licensing fee, the Company issued to Tauriga 625,000 shares of common stock which were valued at $0.40 per share on the date of the transaction and recorded accordingly. Tauriga issued 4,347,826 shares of its common stock on July 16, 2013. Bruce Harmon, the CFO and Chairman of the Company, is also the former CFO of Tauriga (see Note 6). The transaction was completed as an arm’s length transaction. Tauriga has paid $143,730 in cash and, as a settlement for the remaining $106,270 payable to the Company, the Company received an additional 2,500,000 shares of common stock of Tauriga. As of September 30, 2013, the Company valued the 6,847,826 shares, based on the closing price of $0.0266 for Tauriga on September 30, 2013, at $182,152. As the Tauriga stock is restricted stock under Rule 144, the Company has determined that these shares will not be recorded as an asset to the Company until said shares have been held for the required term under Rule 144, and once said shares have been sold, the Company will record the net proceeds as a gain.

The Company has recorded the following intangibles related to the acquisitions:

		Accumulated
	Asset	Amortization	Net

Intangibles - December 31, 2012	$290,000	$(2,256)	$287,744
Additions	600,000	-	600,000
Amortization	-	(34,500)	(34,500)
Intangibles - September 30, 2013	$890,000	$(36,756)	$853,244

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $4,348,218 and used cash in operating activities of $1,200,888 for the nine months ended September 30, 2013. The Company had working capital, stockholders’ equity and accumulated deficit of $2,099,830, $1,185,030 and $5,537,703, respectively, at September 30, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, all classified as current at September 30, 2013 and December 31, 2012, consists of the following:

Convertible notes,
net of discounts	September 30, 2013				December 31, 2012
				Principal,			Principal,
		Put	Debt	net of		Put	net of
	Principal	Premium	Discounts	Discounts	Principal	Premium	Discounts
Kachess Financial Corporation	$-	$-	$-	$-	$19,500	$-	$19,500
Kachess Financial Corporation	-	-	-	-	20,000	-	20,000
Kachess Financial Corporation	-	-	-	-	6,800	-	6,800
Kachess Financial Corporation	-	-	-	-	3,000	-	3,000
Coventry Capital, LLC (1)	30,000	3,333	-	33,333	30,000	3,333	33,333
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	55,556
Coventry Capital, LLC (1)	20,000	2,222	-	22,222	20,000	2,222	22,222
Coventry Capital, LLC (1)	35,000	3,889	-	38,889	35,000	3,889	38,889
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	55,556
Avanti Distribution, Inc. (1)	9,560	4,097	(3,074)	10,583	-	-	-
RJR Manufacturers' Agent, Inc.	50,000	-	(16,531)	33,469	-	-	-
JMJ Financial	100,000	-	-	100,000	-	-	-
Avalon Capital Corp.	100,000	-	(71,196)	28,804	-	-	-
Evolution Capital, LLC	105,000	-	(89,402)	15,598	-	-	-
LG Capital Funding, LLC	76,500	125,182	(38,760)	162,922	-	-	-
Black Mountain Equities, Inc.	55,000	-	(37,701)	17,299	-	-	-
JMJ Financial	50,000	-	-	50,000	-	-	-
LG Capital Funding, LLC	76,500	62,591	(31,296)	107,795	-	-	-
Total	$807,560	$212,426	$(287,960)	$732,026	$234,300	$20,556	$254,856

(1) Long term debt

On August 15, 2012, the Company executed a convertible promissory note with Coventry Capital, LLC (“Coventry Capital”) for $30,000. The note bears interest at the rate of 10% per annum which accrues. As of September 30, 2013 and December 31, 2012, the accrued interest was $3,537 and $378, respectively. The note matures on August 15, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time.

On August 29, 2012, Green Hygienics executed a convertible promissory with Kachess Financial Corporation (“Kachess”) for $19,500. The note bears interest at the rate of 12% per annum which accrues. As of September 30, 2013 and December 31, 2012, the accrued interest was $0 and $212, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. On February 13, 2013, the Company repaid the principal and accrued interest of $1,077 for a total payment of $20,577.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On August 30, 2012, Green Hygienics executed a convertible promissory with Kachess for $20,000. The note bears interest at the rate of 12% per annum which accrues. As of September 30, 2013 and December 31, 2012, the accrued interest was $0 and $210, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time.On February 13, 2013, the Company repaid the principal and accrued interest of $1,098 for a total payment of $21,098.

On September 4, 2012, Green Hygienics executed a convertible promissory with Kachess for $6,800. The note bears interest at the rate of 12% per annum which accrues. As of September 30, 2013 and December 31, 2012, the accrued interest was $60 and $0, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time.On February 13, 2013, the Company repaid the principal and accrued interest of $362 for a total payment of $7,162.

On October 4, 2012, Green Hygienics executed a convertible promissory with Kachess for $3,000. The note bears interest at the rate of 12% per annum which accrues. As of September 30, 2013 and December 31, 2012, the accrued interest was $0 and $88, respectively. The conversionprice is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for thepreceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. On February 13, 2013, the Company repaid the principal and accrued interest of $130 for a total payment of $3,130.

On October 17, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of September 30, 2013 and December 31, 2012, the accrued interest was $4,794 and $1,041, respectively. The note matures on October 17, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 6, 2012, the Company executed a convertible promissory note with Coventry Capital for $20,000. The note bears interest at the rate of 10% per annum which accrues. As of September 30, 2013 and December 31, 2012, the accrued interest was $1,643 and $142, respectively. The note matures on December 6, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 18, 2012, the Company executed a convertible promissory note with Coventry Capital for $35,000. The note bears interest at the rate of 10% per annum which accrues. As of September 30, 2013 and December 31, 2012, the accrued interest was $2,761 and $134, respectively. The note matures on December 8, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 28, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of September 30, 2013 and December 31, 2012, the accrued interest was $3,808 and $55, respectively. The note matures on December 28, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On March 14, 2013, the Company executed a convertible promissory note with Avanti Distribution, Inc. for $9,560. The note bears interest at the rate of 12% per annum which accrues. As of September 30, 2013, the accrued interest was $632. The note matures on March 14, 2015. The conversion price is equal to 70% of the average of the closing prices of the Company’s common stock for the preceding five trading days. The Company recorded a debt discount of $3,756.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On April 4, 2013, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser.A beneficial conversion feature of $31,513 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2013, the accrued interest was $2,959. The note matured on October 4, 2013. The maturity date was extended to December 31, 2013.

On April 15, 2013, the Company entered into a one year convertible promissory note agreement for up to $500,000 with JMJ Financial (“JMJ”). The note has an interest rate of 5% per annum of the $500,000 earned as of the 91st day of the note. The note, at the holder’s option, is convertible at $1.04 per share and if the price per share at the time of conversion is greater than $1.04 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $1.04 per share. On April 17, 2013, the Company received $100,000. A beneficial conversion feature of $33,333 was recorded and will be accreted monthly from the issuance date of the note through maturity. On June 26, 2013, JMJ amended the agreement and funded the Company an additional $50,000. A beneficial conversion feature of $39,216 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2013, the accrued interest was $60,000. On October 17, 2013, JMJ filed a conversion of $24,660 into 300,000 shares of common stock based on the calculated price of $0.0822. The Company, per the provisions of the note, issued an objection to the conversion. On October 30, 2013, the Company settled on a repayment of $150,000 thereby extinguishing the note and all related liabilities in their entirety. The payment to JMJ is scheduled for October 31, 2013. Subsequent to the settlement, JMJ will return to the Company the previously issued shares of stock of the Company. See Notes 8 and 10.

On May 8, 2013, the Company entered into a convertible promissory note with Avalon Capital Corp. (“Avalon”) for $100,000. The note bears interest at 12% per annum, matures on November 8, 2013, and converts at the lesser of $0.55 per share or a 40% discount at the time of conversion.A beneficial conversion feature of $100,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2013, the accrued interest was $4,800. The note matures on November 8, 2014.

On May 20, 2013, the Company entered into a convertible promissory note agreement for $105,000 with Evolution Capital, LLC (“Evolution”). The note has an interest rate of 12% per annum and is accrued. The note, at the holder’s option, is convertible at the lesser of $0.54 or 40% of the average 10 days prior to conversion.A beneficial conversion feature of $105,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2013, the accrued interest was $4,626. The note matures on February 20, 2014.

On May 30, 2013, the Company entered into a convertible promissory note with Avalon Capital Corp. (“Avalon”) for $50,000. The note bears interest at 12% per annum, matures on November 30, 2013, and converts at the lesser of $0.55 per share or a 40% discount at the time of conversion. A beneficial conversion feature of $50,000 was recorded and was accreted monthly from the issuance date of the note through June 30, 2013. This note was not to have been issued as it was paid back to Avalon by RJR Manufacturers’ Agent. The note was cancelled on August 31, 2013 retroactive to May 30, 2013 for accounting purposes and the accretion was reversed accordingly.

On June 7, 2013, the Company entered into a convertible promissory note agreement for $76,500 with LG Capital Funding, LLC (“LG Capital”). The note has an interest rate of 8% per annum and is accrued. The note, at the holder’s option, is convertible at a 45% discount to market on average of the lowest 2 days over the prior 10 trading days.A beneficial conversion feature of $76,500 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2013, the accrued interest was $1,945. The note matures on March 7, 2014.

On June 12, 2013, the Company entered into a convertible promissory note agreement for $55,500 with Black Mountain Equities, Inc. (“Black Mountain”). The note has an interest rate of 10% per annum and is accrued. The note, at the holder’s option, is convertible at the lesser of $0.50 or a 25% discount to market on average of the prior 20trading days.A beneficial conversion feature of $41,111 was recorded and will be accreted monthly from the issuance date of the note through maturity. As a condition of the agreement, the Company issued 10,000 shares of common stock (see Note 9). As of September 30, 2013, the accrued interest was $5,500. The note matures on January 15, 2014.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On July 5, 2013, the Company entered into a convertible promissory note agreement for $76,500 with LG Capital Funding, LLC (“LG Capital”). The note has an interest rate of 8% per annum and is accrued. The note matures on April 5, 2014. The note, at the holder’s option, is convertible at a 45% discount to market on average of the lowest 2 days over the prior 10 trading days. As of September 30, 2013, the accrued interest was $402.

Convertible notes,
net of discounts	June 30, 2013				December 31, 2012
				Principal,			Principal,
		Put	Debt	net of		Put	net of
	Principal	Premium	Discounts	Discounts	Principal	Premium	Discounts
Bruce Harmon	$50,000	$-	$(16,531)	$33,469	$-	$-	$-
Lakeport Business Services, Inc.	100,000	-	-	100,000	-	-	-
Total	$150,000	$-	$(16,531)	$133,469	$-	$-	$-

On April 4, 2013, Harmon, an officer and director of the Company, requested that the Company convert his accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser. A beneficial conversion feature of $31,513 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2013, the accrued interest was $2,959. The note matured on October 4, 2013. The maturity date was extended until December 31, 2013.

On July 12, 2013, the Company entered into a convertible promissory note agreement for $100,000 with Bruce Harmon, an officer and director of the Company. The note has an interest rate of 12% per annum and is accrued. The note matures on October 12, 2013. The note, at the holder’s option, is convertible at the lesser of $0.31 per share or at a 30% discount to market on the date prior to conversion.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 21, 2013, there were no pending or threatened lawsuits except as noted below.

Ironridge Global IV, Ltd.

On July 24, 2013, we entered into a stipulation for settlement of claims with Ironridge Global IV, Ltd. (“Ironridge”), pursuant to which we resolved $2,621,037 of our accounts payable that Ironridge had agreed to purchase from our creditors in exchange for payment in full in cash. Pursuant to an order approving stipulation for settlement of claims that we jointly requested from the Los Angeles, California Superior Court, we agreed to issue to Ironridge shares of our common stock with an aggregate value equal to 105% of the claim amount plus reasonable attorney fees, divided by 80% of the following: the closing price of our stock on July 24, 2013, not to exceed the arithmetic average of the volume weighted average prices of any five trading days during a period equal to that number of consecutive trading days following the date of initial receipt of shares required for the aggregate trading volume, excluding after-hours trades, to exceed $25 million, less $0.01 per share, as reported by the Bloomberg Professional service of Bloomberg LP.

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge received an initial issuance of 3,600,000 common shares, 3,000,000 on September 25, 2013, and 4,200,000 on October 23, 2013, and may be required to return or be entitled to receive shares, based on the calculation summarized in the prior paragraph. For example, as of September 30, 2013, Ironridge would have been entitled to approximately 10,922,864 additional shares based on the prices of our common stock from July 24, 2013 through September 30, 2013, assuming that there were 43,424,768 shares of common stock issued and outstanding as of September 30, 2013, while ignoring the 9.99% limitation.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

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

On July 25, 2013, we issued 3,600,000 shares of our common stock to Ironridge.  The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

On September 25, 2013, we issued 3,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 7, 8 and 10.

Oasis Brands, Inc.

On October 16, 2013, the Company received a letter from the attorneys for Oasis Brands, Inc. (“Oasis Brands”), a competitor of the Company and the former employer of Philip Rundle, the Company’s chief executive officer, Jeff Thurgood, the Company’s vice president of sales, and Awie Kardiman, the Company’s controller. The letter alleges infringement of Oasis Brands’ intellectual property, specifically, their trademark “Fiora.” The letter further demands the Company cease and desist from any use of the Company’s trademark, “Flora,” as issued by the United States Patent and Trademark Office in connection with the advertising, offer for sale, or sale of bathroom tissue or related products. Oasis Brands has filed a lawsuit in the United States District Court for the Eastern District of Virginia, which it has threatened to serve, if the Company does not comply with their demand. The Company, based on information provided by Mr. Rundle, who served as chief executive officer of Oasis Brands and was the signer for the application for Oasis Brands’ trademark “Fiora,” contends that Oasis Brands’s mark, “Fiora,” was actually named after a river in Italy, whereas the Company’s “Flora” mark is the Spanish word for “flower.” Oasis Brands contends that “Fiora” means flower, which the Company adamantly contests. In any event, the Company has decided to rename its “Flora” productto avoid the cost of litigation, which could delay the launch of its products in the Spanish market. See Note 9.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Lease Commitment

The Company has two office lease agreements starting on June 1, 2013 and November 1, 2012. The Company entered into a one year warehouse lease agreement starting on November 1, 2013. Future minimum lease payments under these leases are as follows:

2013	$3,314
2014	12,700
2015	5,500

Total	$21,514

Rent expense for the nine months ended June 30, 2012 and 2011 was $7,349 and $0, respectively.

Other

On April 4, 2013, Green Hygienics acquired certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”). The APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered with the United States Patent and Trademark Office.The Company paid the owner of CHI 300,000 shares of restricted common stock of the Company (see Note 2 and 9).As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,700,000 shares of restricted stock were issued (see Notes 2 and 10).

On April 4, 2013, Green Hygienics contracted to acquire certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”). The APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered with in the United Kingdom. The closing date is set for July 4, 2013 or earlier. The Company will pay the owner of CHI 200,000 shares of restricted common stock of the Company (see Note 9).As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,133,333 shares of restricted stock were issued (see Notes 2 and 10).

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
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

NOTE 6 – RELATED PARTIES

Harmon, CFO and Chairman of the Company, has payables and accrued expense (includes accrued compensation) due to him of $56,372 and $21,834, as of September 30, 2013 and December 31, 2012, respectively.

Philip Rundle, CEO of the Company, has payables due to him of $2,577 as of September 30, 2013.

Awie Kardiman, Controller of the Company, has payables (includes compensation) due to him of $24,794 as of September 30, 2013.

On September 26, 2012, with the acquisition of Green Hygienics by Green Innovations, Harmon was issued 49,500,000 shares of common in exchange for the common stock of Green Hygienics.

On September 26, 2012, with the acquisition of Green Hygienics by Green Innovations, Harmon was issued 49,500,000 shares of common in exchange for the common stock of Green Hygienics. On February 17, 2013, Harmon cancelled 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock (see Note 8).

On November 19, 2012, a subsidiary of the Company acquired, via an APA, certain assets from SBI-TX, from W. Ray (“Tray”) Harrison, Jr. (“Harrison”), an employee of Green Hygienics (see Note 2 and 8).

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

On April 15, 2013, the Company issued 300,000 shares of common stock to Philip C. Rundle (“Rundle”) (see Note 8) as part of his employment agreement.

On May 8, 2013, Nilesh Parmar (“N. Parmar”), a co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000 (see Note 8).

On May 8, 2013, Kalpesh Parmar (“K. Parmar”), a member of the Advisory Board and co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000 (see Note 8).

On May 16, 2013, the Company amended the agreement with Harmon to issue shares equal to the contractual obligation to Rundle’s employment agreement. Harmon was issued 300,000 shares at a value of $168,000 or $0.56 per share (see Note 8).

On May 31, 2013, the Company entered into a Licensing Agreement with Tauriga (see Note 2). Harmon, the CFO and Chairman of the Company, is also the former CFO of Tauriga.

On June 18, 2013, the Company issued 62,500 shares or 12,500 each, to its Advisory Board, Perfetti, Y. Parmar, K. Parmar, Sandberg, and DeFilippo. The shares were valued collectively at $28,750. See Note 8.

On July 12, 2013, the Company entered into a convertible promissory note for $100,000 with Harmon (see Note 4).

On July 9, 2013, W. Ray Harrison, Jr., a former employee of the Company, exercised his 500,000 warrants for common stock on a cashless basis using the prior day’s closing price of $0.3378 thereby a forfeiture of 14,801 shares with an issuance of 485,199 shares of common stock (see Note 2 and 8).

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On July 12, 2013, W. Ray Harrison, Jr., a former employee of the Company, exercised his 250,000 options for common stock on a cashless basis based on the prior day’s closing price of $0.305 thereby a forfeiture of 8,196 shares with an issuance of 241,804 shares of common stock (see Note 8).

On August 16, 2013, the Company issued Bruce Harmon, the Company’s CFO, 300,000 shares of common stock as compensation for services (see Note 8).

On September 5, 2013, the Company issued Jeff Thurgood, the Company’s Vice President of Sales, 250,000 shares of common stock as compensation for services (see Note 8).

On September 5, 2013, the Company issued Determinaction Business Advisory (“DBA”) 300,000 shares of common stock, as compensation for services. Awie Kardiman, the owner of DBA, serves as the Company’s Controller. See Note 6.

NOTE 7 – AMOUNTS PAYABLE IN COMMON STOCK AND DERIVATIVE LIABILITY

On July 24, 2013, we entered into a stipulation for settlement of claims with Ironridge, pursuant to which we resolved $2,621,037 of our accounts payable that Ironridge had agreed to purchase from our creditors in exchange for payment in full in cash. Pursuant to an order approving stipulation for settlement of claims that we jointly requested from the Los Angeles, California Superior Court, we agreed to issue to Ironridge shares of our common stock with an aggregate value equal to 105% of the claim amount plus reasonable attorney fees, divided by 80% of the following: the closing price of our stock on July 24, 2013, not to exceed the arithmetic average of the volume weighted average prices of any five trading days during a period equal to that number of consecutive trading days following the date of initial receipt of shares required for the aggregate trading volume, excluding after-hours trades, to exceed $25 million, less $0.01 per share, as reported by the Bloomberg Professional service of Bloomberg LP.

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge received an initial issuance of 3,600,000 common shares, 3,000,000 on September 25, 2013, and 4,200,000 on October 23, 2013, and may be required to return or be entitled to receive shares, based on the calculation summarized in the prior paragraph. For example, as of September 30, 2013, Ironridge would have been entitled to approximately 10,922,864 additional shares based on the prices of our common stock from July 24, 2013 through September 30, 2013, assuming that there were 43,424,768 shares of common stock issued and outstanding as of September 30, 2013, while ignoring the 9.99% limitation.

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

On or about July 25, 2013, we issued 3,600,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On September 25, 2013, we issued 3,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

As of September 30, 2013, Ironridge has one additional funding of $506,239 to be made on or about October 30, 2013. As of September 30, 2013, $2,114,798 has been funded and 6,600,000 shares of common stock have been issued. The Company incurred $105,740 in fees associated with this transaction. The Company has recorded $1,135,978 as amounts payable in common stock and $417,027 as a derivative liability. See Notes 5, 8 and 10.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock with a par value of $0.0001. On November 7, 2012, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series A Preferred Stock of Green Innovations Ltd. (“Certificate of Designation”) with the Secretary of State of the State of Nevada authorizing the creation of a new series of preferred stock designated as “Series A Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section NRS 78.1955 of the Nevada General Corporation Law. The Certificate of Designation was filed with the Nevada Department of State on November 7, 2012. The Certificate of Designation created 5,000,000 shares of Series A Preferred Stock. Each holder of Series A Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series A Preferred Stock is convertible into. Each share of Series A Preferred Stock is convertible, at the option of the holder of the Series A Preferred Stock, into one share of the Company’s common stock. Shares of the Series A Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of the exchange for shares of common stock of the Company. Each shares of Series A Preferred Stock will be entitled to ten (10) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series A Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series A Preferred Stock, the holders of the Series A Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series A Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series A Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series A Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock. As of September 30, 2013, there were 5,000,000 shares issued or outstanding.

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
September 30, 2013
(unaudited)

On January 18, 2013, the Company sold 300,000 shares of restricted common stock to Belmont Group Ltd. for $180,000 at a price of $0.60 per share.

On February 4, 2013, the Company appointed K. Parmar to its Advisory Board. As compensation for the appointment, K. Parmar will be issued 12,500 shares quarterly for his service. As of September 30, 2013, these shares were issuable and recorded at a value of $0.83 per share (the closing price the previous day) or $10,375 (see Note 6).

On February 7, 2013, the Company and Harmon executed a Share Cancellation / Exchange / Return to Treasury Agreement. Harmon returned to the Company 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock. The common shares were cancelled (see Note 6).

On February 11, 2013, the Company appointed Mark DeFilippo (“DeFilippo”) to its Advisory Board. As compensation for the appointment, DeFilippo will be issued 12,500 shares quarterly for his service. These shares were recorded at a value of $0.97 per share (the closing price the previous day) or $12,125. The shares were issued in April 2013.

On February 12, 2013, the Company sold 107,143 shares of restricted common stock to Coventry Capital for $150,000 at a price of $1.40 per share (the closing price the previous day). The shares were recorded as issuable as of September 30, 2013 and were issued in April 2013.

On February 18, 2013, the Company appointed Sandy Greenberg (“Greenberg”) to its Advisory Board. As compensation for the appointment, Greenberg will be issued 12,500 shares quarterly for his service.These shares were recorded at a value of $2.22 per share (the closing price the previous day) or $27,750. The shares were issued in April 2013 (see Note 6).

On February 18, 2013, the Company appointed Michael Perfetti (“Perfetti”) to its Advisory Board. As compensation for the appointment, Perfetti will be issued 12,500 shares quarterly for his service.These shares were recorded at a value of $2.22 per share (the closing price the previous day) or $27,750. The shares were issued in April 2013 (see Note 6).

On February 19, 2013, the Company appointed Y. Parmar to its Advisory Board. As compensation for the appointment, Y. Parmar will be issued 12,500 shares quarterly for his service. These shares were recorded at a value of $2.22 per share (the closing price the previous day) or $27,750. The shares were issued in April 2013 (see Note 6).

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

On February 22, 2013, the Company appointed Rundle to its Advisory Board. As compensation for the appointment, Rundle wasto be issued 12,500 shares quarterly for his service. These shares were recorded at a value of $0.51 per share (the closing price the previous day) or $6,375. The shares were issued in April 2013 (see Note 6).

On February 22, 2013, the Company contracted with Vincent & Rees (“V&R”) to serve as the Company’s legal counsel. As compensation for the agreement, V&R received 250,000 shares of restricted common stock of the Company. As of September 30, 2013, these shares were issuable and recorded at a value of $0.51 per share (the closing price the previous day) or $127,500. The shares were issued in April 2013.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On April 4, 2013, in exchange for certain assets of Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”), the Company paid the owner of CHI 300,000 shares of restricted commonstock for an United States trademark (see Note 2). Additionally, the Company has issuable 200,000 shares of restricted common stock for an United Kingdom trademark (see Note 2). The value of the two transactions was $600,000 or $1.20 per share. As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,700,000 shares of restricted stock were issued (see Notes 2 and 5).

On April 4, 2013, Y.Parmar, a member of the Advisory Board, purchased 100,000 shares of common stock at a discounted price of $0.54 per share for $50,000 (see Note 6).

On April 4, 2013, Alain Cameron purchased 55,555 shares of common stock at a discounted price of $0.54 per share for $30,000.

On April 15, 2013, the Company granted 300,000 shares of common stock to Rundle, the chief executive officer of the Company, as part of his employment agreement. The Company recorded the value of the shares at $268,750 or $0.90 per share. See Note 6.

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

On May 16, 2013, the Company amended the agreements with Harmon and RJR Manufacturers’ Agent (“RJR”) to issue shares equal to the contractual obligation to Rundle’s employment agreement. Harmon was issued 300,000 shares and RJR has 300,000 shares issuable, at a value of $168,000 each or $0.56 per share. See Note 6 in regards to Harmon.

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

On June 18, 2013, the Company issued 62,500 shares or 12,500 each, to its Advisory Board, Perfetti, Y. Parmar, K. Parmar, Sandberg, and DeFilippo. The shares were valued collectively at $28,750. See Note 6.

On June 18, 2013, the Company issued 20,000 shares of common stock as compensation to a consultant in regards to services rendered.

On June 30, 2013, the Company recorded 22,635 shares of common stock issuable to BCJ for June legal fees. The shares were valued at $8,375, or $0.37 per share, and due to an averaging method of calculation, a $3,375 loss on issuance was recorded. The shares were issued in July 2013.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On July 5, 2013, the Company issued 35,000 shares of common stock as compensation to a consultant in regards to services rendered. The shares were recorded at a cost of $9,451.

On July 12, 2013, as a condition of financing, the Company issued JMJ 24,390 shares of common stock. The stock, based on the prior day’s closing price of $0.31, was valued at $7,561 and was recorded as a cost of financing. On October 30, 2013, as a condition of the settlement with JMJ, these shares will be returned to the Company (see Note 4 and 10).

On July 9, 2013, W. Ray Harrison, Jr., a former employee of the Company, exercised his 500,000 warrants for common stock on a cashless basis using the prior day’s closing price of $0.3378 thereby a forfeiture of 14,801 shares with an issuance of 485,199 shares of common stock (see Note 6).

On July 12, 2013, W. Ray Harrison, Jr., a former employee of the Company, exercised his 250,000 options for common stock on a cashless basis based on the prior day’s closing price of $0.305 thereby a forfeiture of 8,196 shares with an issuance of 241,804 shares of common stock (see Note 6).

On July 25, 2013, we issued 3,600,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 5, 7 and 10.

On July 29, 2013, the Company issued 35,000 shares of common stock as compensation to a consultant in regards to services rendered. The shares were recorded at a cost of $9,450.

On July 29, 2013, as part of an engagement agreement with RedChip Companies, Inc., a public and investor relations firm, the Company issued 300,000 shares of common stock. The shares were recorded at a cost of $81,300.

On August 16, 2013, the Company issued 12,500 shares of common stock to Hilton Kahn, a member of the Advisory Board, as his quarterly compensation. The shares were valued at $0.278 per share, the previous day’s price based on July 15, 2013, the date of the contractual obligation, or $3,500.

On August 16, 2013, the Company issued RJR Manufacturers’ Agent 300,000 shares of common stock, as compensation for services. The shares were valued at $0.278 per share, or $83,370.

On August 16, 2013, the Company issued Bruce Harmon, the Company’s CFO, 300,000 shares of common stock, as compensation for services. The shares were valued at $0.278 per share, or $83,370 (see Note 6).

On September 5, 2013, the Company issued DBA 300,000 shares of common stock, as compensation for services. The shares were valued at $0.50 per share, or $60,000. The shares have a three vesting therefore will be amortized accordingly. As of September 30, 2013, $2,500 has been expensed. See Note 6.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On September 5, 2013, the Company issued Jeff Thurgood, the Company’s Vice President of Sales, 250,000 shares of common stock, as compensation for services. The shares were valued at $0.50 per share, or $50,000. The shares have a three vesting therefore will be amortized accordingly. As of September 30, 2013, $1,805 has been expensed. See Note 6.

On September 6, 2013, the Company issued 35,161 shares of common stock to BCJ for August legal fees. The shares were valued at $10,267, or $0.29 per share, and due to an averaging method of calculation, a $10,267 loss on issuance was recorded.

On September 6, 2013, the Company issued 41,254 shares of common stock to BCJ for September legal fees. The shares were valued at $9,488.42, or $0.23 per share, and due to an averaging method of calculation, a $5,488 loss on issuance was recorded.

On September 12, 2013, RJR Manufacturers’ Agent exercised these warrants on a cashless basis based on the prior day’s closing price of $0.3378 thereby a forfeiture of 72,992 shares with an issuance of 927,008 shares of common stock.

On September 13, 2013, the Company sold 26,087 shares of restricted common stock to an individual for $3,000. The shares sold were discounted by 25% due to the restriction and a loss of $1,043 was recorded.

On September 18, 2013, the Company issued 200,000 shares of common stock to Kalpesh Vyas as payment for the finalization of the transfer of ownership of the United Kingdom Clearly Herbal trademark (see Note 2).

On September 18, 2013, the Company issued Tauriga 625,000 shares of common stock as obligated under the licensing agreement between Tauriga and GHI (see Note 2).

On September 18, 2013, the Company issued a shareholder 264 shares of common stock as part of the February 2013 dividend. The shareholder was omitted from the original issuance due to the timing of his ownership. The Company believes that the lack of issuance at the time of dividend was correct but, in order to avoid any potential problems, issued the immaterial amount of shares. The issuance was recorded as a loss of $73 based on the prior day’s closing price of $0.275.

On September 25, 2013, we issued 3,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 5, 7 and 10.

Stock Warrants

The Company has granted warrants to employees. Warrant activity for employees the nine months ended September 30, 2013 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	500,000	$0.01

Granted	-	$-
Forfeited	-	-
Exercised	(500,000)	$0.01

Outstanding at September 30, 2013	-	$-	-	-

Exercisable at September 30, 2013	-	$-

Weighted Average Grant Date Fair Value		$-

On November 19, 2012, the Company issued 500,000 fully vested warrants with an exercise price of $0.01 per share for common stock to W. Ray Harrison, Jr. as compensation for the APA with SBI-TX (see Note 3). The warrants were valued at $0.58 per warrant or $290,000 using the average price for our common stock. On July 9, 2013, Mr. Harrison exercised these warrants on a cashless basis based on the prior day’s closing price of $0.3378 thereby a forfeiture of 14,801 shares with an issuance of 485,199 shares of common stock. See Note 2 and 6.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

The Company has granted warrants to non-employees. Warrant activity for non-employees the nine months ended September 30, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	1,000,000	$0.01

Granted	1,000,000	$0.01
Forfeited	-	-
Exercised	(1,000,000)	$0.01

Outstanding at September 30, 2013	1,000,000	$0.01	4.46	$194,000

Exercisable at September 30, 2013	1,000,000	$0.01

Weighted Average Grant Date Fair Value		$0.01

On November 1, 2012, the Company issued 1,000,000 fully vested warrants with an exercise price of $0.01 per share for common stock to RJR Manufacturers’ Agent as compensation for services. The warrants were valued at $0.43 per warrant or $430,000 using the average price for our common stock. On September 12, 2013, RJR Manufacturers’ Agent exercised these warrants on a cashless basis based on the prior day’s closing price of $0.3378 thereby a forfeiture of 72,992 shares with an issuance of 927,008 shares of common stock.

On March 17, 2013, the Company issued 1,000,000 fully vested warrants with an exercise price of $0.01 per share for common stock to Ecotrade Solutions Ltd. as compensation for services. The warrants were valued at $0.88 per warrant or $880,000 using the average price for our common stock.

Stock Options

The Company approved the 2012 Stock Option Plan on November 14, 2012 under which 10,000,000 shares were reserved for issuance.

The Company has granted options to employees. Options activity for the nine months ended September 30, 2013 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2012	1,250,000	$0.01

Granted	-	$-
Exercised	(250,000)	$0.01
Forfeited	-	-
Expired	-	$-

Outstanding at September 30, 2013	1,000,000	$0.01	9.13	$194,000

Exercisable at September 30, 2013	1,000,000	$0.01

Weighted Average Grant Date Fair Value		$0.01

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
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

On November 14, 2012, the Company granted W. Ray Harrison, Jr. 250,000 options for common stock. The options are fully-vested at issuance, have a five-year life, and have an exercise price of $0.01. The options were valued at $0.53 per option or $132,500 using the average price of our common stock. On July 12, 2013, Mr. Harrison exercised these options on a cashless basis based on the prior day’s closing price of $0.305 thereby a forfeiture of 8,196 shares with an issuance of 241,804 shares of common stock (see Note 6).

NOTE 9 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of September 30, 2013. There have been no losses in these accounts through September 30, 2013.

Concentration of Intellectual Property

The Company owns the trademark “SENSATIONAL” and “CLEARLY HERBAL” through the acquisitions from SBI-TX (see Note 2) and CHI (see Note 2), respectively, as filed with the United States Patent and Trademark Office. Additionally, the Company has filed and been issued the trademark “FLORA” (see Note 5) and has a patent pending on “SENSATIONALLY.”

NOTE 10 – SUBSEQUENT EVENTS

On October 1, 2013, the Company issued Brunson Chandler & Jones PLLC, the Company’s legal counsel, 44,307 shares of common stock as compensation for the month of October 2013.

On October 7, 2013, the Company issued 12,500 shares each to Michael Perfetti, Mark DeFilippo, Sanders Greenberg, Yogesh Parmar, and Kalpesh Parmar, as compensation for their respective quarterly services as members of the Advisory Board.

On October 8, 2013, the Company issued Clearly Herbal International, a British Virgin Island corporation, an additional 1,700,000 shares of common stock in regards to the Clearly Herbal U.S. trademark and to Clearly Herbal International, a UK corporation, an additional 1,333,333 shares of common stock in regards to the Clearly Herbal UK trademark (see Notes2, 5 and 8).

On October 15, 2013, the Company issued Hilton Kahn 12,500 shares of common stock as compensation for his quarterly services

On October 16, 2013, the Company received a notice to cease and desist from Oasis Brands in regards to the use of the Company’s issued trademark “Flora.” See Note 5.

On October 30, 2013, the Company settled on a repayment of $150,000 to JMJ thereby extinguishing the JMJ note and all related liabilities in their entirety. The settlement payment to JMJ is scheduled for October 31, 2013. JMJ has agreed to return to the Company the previously issued shares of stock of the Company. See Notes 4 and 8.

On October 24, 2013, the Company secured financing from TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”). Effective on October 24, 2013, we entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”), pursuant to which TCA agreed to loan up to a maximum of $5 million to us for working capital purposes. A total of $892,830 was funded by TCA in connection with the closing. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Convertible Promissory Note (the “Revolving Note”), the repayment of which is secured by Security Agreements executed by us and our wholly-owned subsidiary, Green Hygienics, Inc. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA. The initial Revolving Note in the amount of $1,000,000 is due and payable along with interest thereon on April 24, 2013, and bears interest at the minimum rate of 18% per annum, increasing to 24% per annum upon the occurrence of an event of default. The conversion rate is 85% of the lowest VWAP of the Company’s stock for the five days preceding the conversion date. We also agreed to pay TCA a fee of $250,000, payable in the form of 2,316,595 shares of common stock.

On October 24, 2013, the Company issued 4,200,000 shares of common stock to Ironridge in conjunction with the financing previously provided (see Note 5, 7 and 8).

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

Results of Operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenue. For the three months ended September 30, 2013, our revenue was $748,238, compared to $0 for the same period in 2012.

Direct Costs of Revenue. For the three months ended September 30, 2013, our direct costs of revenue were $769,342, compared to $0 for the same period in 2012.

General and Administrative Expenses. For the three months ended September 30, 2013, general and administrative expenses were $845,540 compared to $72,474 for the same period in 2012. This increase was primarily caused by the acquisition of Green Hygienics in August 2012. The Company recorded stock-based compensation of $152,625, or 18.1% of the general and administrative expenses. Excluding the stock-based compensation, the general and administrative expenses were $692,915.

Selling and Marketing Expenses. For the three months ended September 30, 2013, selling and marketing expenses were $121,469 compared to $0 for the same period in 2012. This increase was primarily caused by the acquisition of Green Hygienics in August 2012.

Net Loss. We generated net losses of $2,281,857 for the three months ended September 30, 2013 compared to $73,334 for the same period in 2012. The net loss increase was attributable to the acquisition of Green Hygienics in August 2012. Additionally, $152,625 of the total net loss was attributable to stock-based compensation. Excluding the stock-based compensation, the net loss was $2,129,232.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Revenue. For the nine months ended September 30, 2013, our revenue was $1,347,883, compared to $0 for the same period in 2012. Revenue was comprised of $250,000 for a licensing fee with Tauriga Sciences, Inc. and $1,097,883 was related to the sale of products.

Direct Costs of Revenue. For the nine months ended September 30, 2013, our direct costs of revenue were $1,071,100, compared to $0 for the same period in 2012.

General and Administrative Expenses. For the nine months ended September 30, 2013, general and administrative expenses were $2,882,361 compared to $72,474 for the same period in 2012. This increase was primarily caused by the acquisition of Green Hygienics in August 2012. The Company recorded stock-based compensation of $1,739,863, or 60.4% of the selling, general and administrative expenses. Excluding the stock-based compensation, the selling, general and administrative expenses were $1,142,498.

Selling and Marketing Expenses. For the nine months ended September 30, 2013, selling and marketing expenses were $200,612 compared to $0 for the same period in 2012. This increase was primarily caused by the acquisition of Green Hygienics in August 2012.

Net Loss. We generated net losses of $4,348,218 for the nine months ended September 30, 2013 compared to $73,334 for the same period in 2012. The net loss increase was attributable to the acquisition of Green Hygienics in August 2012. Additionally, $1,739,863 of the total net loss was attributable to stock-based compensation. Excluding the stock-based compensation, the net loss was $2,608,355.

Liquidity and Capital Resources

General. At September 30, 2013, we had cash and cash equivalents of $40,115. We have historically met our cash needs through a combination of proceeds from financing from third parties. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash in operations of $1,200,888 for the nine months ended September 30, 2013, and we used cash in operations of $46,598 during the same period in 2012. The principal elements of cash flow from operations for the nine months ended September 30, 2013 included a net loss of $4,348,218, primarily by increases in stock-based compensation, $1,739,863, inventory, $1,470,610 prepaid expenses, $1,264,668, accounts payable to related parties, $82,976, accrued expenses, $231,554, accrued expenses to related parties, $56,372, offset by decreases in accounts payable, $170,427.

Cash provided by our financing activities was $1,195,260 for the nine months ended September 30, 2013, compared to $46,300 during the comparable period in 2012. This increase was primarily attributed to proceeds from notes payable and the sale of common stock.

As of September 30, 2013, current assets exceeded current liabilities by 2.8 times. Current assets increased from $313,921 at December 31, 2012 to $3,242,054 at September 30, 2013 whereas current liabilities increased from $292,393 at December 31, 2012 to $1,142,224 at September 30, 2013.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $1,347,883 and net losses of $4,348,218 for the nine months ended September 30, 2013 compared to sales of $0 and net loss of $73,334 for the nine months ended September 30, 2012. The Company had working capital, stockholders’ equity, and accumulated deficit of $2,099,830, $1,185,030 and $5,537,703, respectively, at September 30, 2013, and used cash in operations of $1,200,888 in the nine months ended September 30, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiaries (as of September 30, 2013), Green Hygienics and Sensational Brands. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Changes in Accounting Principles

No significant changes in accounting principles were adopted during the nine months ended September 30, 2013.

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

The Company may have other revenue that deviates from the normal course of business. As of September 30, 2013, the Company has the following other revenue:

•	Licensing fee – includes the compensation for the licensing rights to various products of the Company.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share as of September 30, 2013 consist of convertible notes convertible into 189,430 common shares. Equivalent shares are not utilized when the effect is anti-dilutive.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 21, 2013, there were no pending or threatened lawsuits except as noted below.

Ironridge Global IV, Ltd.

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

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge received an initial issuance of 3,600,000 common shares, 3,000,000 on September 25, 2013, and 4,200,000 on October 23, 2013, and may be required to return or be entitled to receive shares, based on the calculation summarized in the prior paragraph. For example, as of September 30, 2013, Ironridge would have been entitled to approximately 10,922,864 additional shares based on the prices of our common stock from July 24, 2013 through September 30, 2013, assuming that there were 43,424,768 shares of common stock issued and outstanding as of September 30, 2013, while ignoring the 9.99% limitation.

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

On July 25, 2013, we issued 3,600,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

On September 25, 2013, we issued 3,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

Oasis Brands, Inc.

On October 16, 2013, the Company received a letter from the attorneys for Oasis Brands, Inc. (“Oasis Brands”), a competitor of the Company and the former employer of Philip Rundle, the Company’s chief executive officer, Jeff Thurgood, the Company’s vice president of sales, and Awie Kardiman, the Company’s controller.  The letter alleges infringement of Oasis Brands’ intellectual property, specifically, their trademark “Fiora.”  The letter further requests a cease and desist on the Company’s trademark, “Flora,” as issued by the United States Patent and Trademark Office.  Oasis Brands has threaten a lawsuit if the Company does not comply with their demand.  The Company, due to information provided by Mr. Rundle, who served as chief executive officer of Oasis Brands and was the signer for the application for Oasis Brands’ trademark “Fiora,” contends that “Fiora” was named after a river in Italy whereas “Flora” is the Spanish word for “flower.”  Oasis Brands contends that “Fiora” means flower which the Company adamantly contests due to the information from Mr. Rundle and there is no documented validation that “Fiora” means flower.  The Company, in an effort to avoid confrontation, will rename its product, even though this is being done voluntarily to avoid the cost of litigation which would delay the launch of its products for the Spanish market.  Furthermore, the Company alleges that this incident is related to Oasis Brands concern over the influence the former key members of Oasis Brands will have for the Company.

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

On June 18, 2013, the Company issued 62,500 shares or 12,500 each, to its Advisory Board, Michael Perfetti, Yogesh Parmar, Kalpesh Parmar, Sander Sandberg, and Mark DeFilippo. The shares were valued collectively at $28,750. Kalpesh Parmar’s shares remain issuable at September 30, 2013.

On June 18, 2013, the Company issued 20,000 shares of common stock as compensation to a consultant in regards to services rendered.

On September 30, 2013, the Company recorded 22,635 shares of common stock issuable to BCJ for June legal fees.

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

On July 29, 2013, the Company issued BCJ 22,635 shares of common stock which was recorded as issuable at September 30, 2013.

On July 29, 2013, the Company issued 35,000 shares of common stock as compensation to a consultant in regards to services rendered.

On July 29, 2013, as part of an engagement agreement with RedChip Companies, Inc., a public and investor relations firm, the Company issued 300,000 shares of common stock.

On August 16, 2013, the Company issued 12,500 shares of common stock to Hilton Kahn, a member of the Advisory Board, as his quarterly compensation.

On August 16, 2013, the Company issued RJR Manufacturers’ Agent 300,000 shares of common stock, as compensation for services.

On August 16, 2013, the Company issued Bruce Harmon, the Company’s CFO, 300,000 shares of common stock, as compensation for services.

On September 5, 2013, the Company issued Determinaction Business Advisory 300,000 shares of common stock, as compensation for services.

On September 5, 2013, the Company issued Jeff Thurgood, the Company’s Vice President of Sales, 250,000 shares of common stock, as compensation for services.

On September 6, 2013, the Company issued 35,161 shares of common stock to BCJ for August legal fees.

On September 6, 2013, the Company issued 41,254 shares of common stock to BCJ for September legal fees.

On September 12, 2013, RJR Manufacturers’ Agent exercised these warrants on a cashless basis based on the prior day’s closing price of $0.3378 thereby a forfeiture of 72,992 shares with an issuance of 927,008 shares of common stock.

On September 13, 2013, the Company sold 26,087 shares of restricted common stock to an individual for $3,000. The shares sold were discounted by 25% due to the restriction.

On September 18, 2013, the Company issued 200,000 shares of common stock to Kalpesh Vyas as payment for the finalization of the transfer of ownership of the United Kingdom Clearly Herbal trademark.

On September 18, 2013, the Company issued Tauriga 625,000 shares of common stock as obligated under the licensing agreement between Tauriga and GHI.

On September 18, 2013, the Company issued a shareholder 264 shares of common stock as part of the February 2013 dividend. The shareholder was omitted from the original issuance due to the timing of his ownership. The Company believes that the lack of issuance at the time of dividend was correct but, in order to avoid any potential problems, issued the immaterial amount of shares.

On September 25, 2013, we issued 3,000,000 shares of our common stock to Ironridge.

On October 1, 2013, the Company issued Brunson Chandler & Jones PLLC, the Company’s legal counsel, 44,307 shares of common stock as compensation for the month of October 2013.

On October 7, 2013, the Company issued 12,500 shares each to Michael Perfetti, Mark DeFilippo, Sanders Greenberg, Yogesh Parmar, and Kalpesh Parmar, as compensation for their respective quarterly services as members of the Advisory Board.

On October 8, 2013, the Company issued Kalpesh Vyas an additional 2,833,333 shares of common stock as a condition of the acquisition of the Clearly Herbal trademarks.

On October 15, 2013, the Company issued Hilton Kahn 12,500 shares of common stock as compensation for his quarterly services

On October 24, 2013, the Company issued 2,316,595 shares of common stock in conjunction with financing secured from TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership.

On October 24, 2013, the Company issued 4,200,000 shares of common stock to Ironridge.

The securities reference above, with the exception of the 10,800,000 shares issued to Ironridge, were issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

On October 24, 2013, the Company secured financing from TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”). Effective on October 24, 2013, we entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”), pursuant to which TCA agreed to loan up to a maximum of $5 million to us for working capital purposes. A total of $892,830 was funded by TCA in connection with the closing. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Convertible Promissory Note (the “Revolving Note”), the repayment of which is secured by Security Agreements executed by us and our wholly-owned subsidiary, Green Hygienics, Inc. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA. The initial Revolving Note in the amount of $1,000,000 is due and payable along with interest thereon on April 24, 2013, and bears interest at the minimum rate of 18% per annum, increasing to 24% per annum upon the occurrence of an event of default. The conversion rate is 85% of the lowest VWAP of the Company’s stock for the five days preceding the conversion date. We also agreed to pay TCA a fee of $250,000, payable in the form of 2,316,595 shares of common stock.

The foregoing is qualified in its entirety by reference to the Senior Secured Revolving Credit Facility Agreement, a copy of which is filed herewith as Exhibit 10.8, and the Revolving Convertible Promissory Note, a copy of which is filed herewith as Exhibit 10.9.

ITEM 6.	EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2012)
10.1	Share Exchange Agreement between the Company, Green Hygienics, Inc. and Bruce Harmon dated September 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.2	Licensing Agreement between American Hygienics Corporation and Green Hygienics, Inc. dated August 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.3	Release between the Company and Mordechay David dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2012)
10.4	Release between the Company and Shamir Benita dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K on October 23, 2012)
10.5	Employment Agreement with Philip Rundle dated April 15, 2013
10.6	License Agreement with Tauriga Sciences, Inc. dated May 31, 2013
10.7	Stipulation for Settlement of Claims dated July 24, 2013
10.8 (1)	Senior Secured Revolving Credit Facility Agreement dated October 24, 2013
10.9 (1)	Revolving Convertible Promissory Note dated October 24, 2013
21.1	Subsidiaries of the Registrant: Green Hygienics, Inc., a Florida corporation
31.1 (1)
Certification of Chief Executive Officer of Green Innovations Ltd. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Chief Executive Officer of Green Innovations Ltd. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
99.1	Asset Purchase and Sale Agreement with Clearly Herbal International dated April 4, 2013 for the United States trademark
99.2	Asset Purchase and Sale Agreement with Clearly Herbal International dated April 4, 2013 for the United Kingdom trademark

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

GREEN INNOVATIONS LTD.

Date: October 31, 2013	By	/s/ Philip C. Rundle
Philip C. Rundle
Chief Executive Officer

Date: October 31, 2013	By	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer