Form 10-K
period 2013-12-31
Green Innovations Ltd.
filed 2014-03-18
CIK 1491471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

FORM 10-K
_______________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to ______.

Commission File Number: 333-167227
______________________________________________

GREEN INNOVATIONS LTD.
 (Exact name of registrant as specified in its charter)
_______________________________________________

Nevada	26-2944840
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3208 Chiquita Blvd. S., Suite 216 Cape Coral, FL	33914
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (239) 829-4372
Registrant’s former address was: 316 Del Prado Blvd. S., Suite 204, Cape Coral, FL 33990
_________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐  Accelerated Filer   ☐  Non-Accelerated Filer   ☐  Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

On June 30, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $10,654,728, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.37. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of March 3, 2014 the registrant had 87,288,482 shares of its Common Stock, $0.0001 par value, outstanding and/or issuable.

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

PART I

Item 1. Business.

General Overview

We were incorporated in the State of Nevada on July 1, 2008 as Winecom, Inc. (“Winecom”). We were a development stage company focused from September of 2009 to August of 2012 on the development and operation of our website, www.winecom.com, a social networking website that catered to wine lovers.  We did not generate any revenues under the Winecom operations. On September 20, 2012, we changed our name to Green Innovations Ltd. (“Green Innovations,” the “Company,” “we,” “us,” “our,” or “GNIN”), and on September 26, 2012, we acquired Green Hygienics, Inc. (“Green Hygienics”), a Florida corporation formed on August 1, 2012, that imports, sells and distributes bamboo-based hygienic products and other paper products. Consequently, we discontinued our business plan related to www.winecom.com and have since pursued the business of Green Hygienics.

Green Hygienics is in the business of importing and distributing bamboo-based hygienic products and other paper products in North America through a licensing agreement with American Hygienics Corporation (“AHC”), a privately-owned corporation in the People's Republic of China. Green Hygienics entered into a contract on August 1, 2012, to license AHC's proprietary bamboo-based products, which the Company is marketing to retail establishments in the United States and Canada.

The consolidated financial statements in this report include the accounts of Green Innovations and its wholly-owned subsidiary, Green Hygienics. All inter-company accounts and transactions have been eliminated in consolidation.

Green Innovations Ltd.

Green Innovations was the parent company of two wholly-owned subsidiaries; Green Hygienics, Inc. (“Green Hygienics”), a Florida corporation, and Sensational Brands, Inc. (“Sensational Brands”), a Florida corporation, which was dissolved in September 2013.  Green Innovations provides the management, administrative, marketing and other pertinent focuses for its subsidiaries.

Green Hygienics, Inc.

Our wholly-owned subsidiary, Green Hygienics, is in the importation, sale, and distribution of hygienic and household products made of bamboo-based paper. On August 1, 2012, Green Hygienics entered into a Licensing Agreement with AHC, a corporation domiciled in the People's Republic of China, pursuant to which we acquired the exclusive right for a period of 5 years to import and distribute AHC's proprietary bamboo pulp-based hygiene products. AHC is a leading manufacturer of bamboo-based wet wipes, is internationally certified (ISO 9001:2008, BRC-CP, EPA, Nordic swan, cGMP and GMP) and is a member of the world Private Label Manufacturers Association. Exporting to over 45 countries, AHC supplies a number of Multi-National brands and retailers on all continents including customers such as 3M, Carrefour, Tesco, Walmart, and Goodyear. The Licensing Agreement contemplates the distribution of generic, private label, and Green Hygienics branded products, described below. Subject to the below-described sales targets being met, the exclusive distribution license will be renewable for an additional period of 5 years.

Sensational Brands, Inc.

Our wholly-owned subsidiary, Sensational Brands, Inc., a Florida corporation (Sensational Brands), was formed for the acquisition of certain assets, via an asset purchase agreement, from Sensational Brands, Inc., a Texas corporation (“SBI-TX”). SBI-TX, a company owned by W. Ray (“Tray”) Harrison, Jr., the former National Sales Manager for Green Hygienics, had developed products and the brand name “Sensational.” On November 19, 2012, Sensational Brands entered into an Asset Purchase Agreement with SBI-TX pursuant to which it acquired certain assets of SBI-TX, including the trademark “SENSATIONAL” for the use in commercial sales of bathroom tissue and paper napkins. In exchange for the trademark, we issued to SBI-TX and Tray Harrison 500,000 warrants for common stock of the Company. The warrants were for a period of five years and had an exercise price of $0.01 per share. Sensational Brands was dissolved in September of 2013. The trademark, which was the only asset, was assigned to Green Hygienics.

Other Recent Developments

On November 14, 2012, our board of directors adopted the Green Innovations Ltd. 2012 Stock Option Plan (“SOP”). The SOP provides for the issuance of 10,000,000 stock options for common stock of the Company. The stock options, once issued, have a five year life. The exercise price shall be set no lower than 100% of the fair market price.

On February 7, 2013, we entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Bruce Harmon, our chief executive officer, for the cancellation of 45,000,000 shares of our common stock held by Mr. Harmon in exchange for 5,000,000 shares of our company’s Series A Preferred Stock. The Series A Preferred Stock has 10 votes for every share and a conversion rate of one for one. Mr. Harmon retained 4,500,000 shares of our common stock after giving effect to the transaction.

The Company reports its business under the following SIC Codes:

SIC Code	Description

322291	Sanitary Paper Product Manufacturing
322121	Paper (except Newsprint) Mills
424130	Industrial and Personal Service Paper Merchant Wholesalers

Our corporate headquarters are located at 3208 Chiquita Boulevard, Suite 216, Cape Coral, Florida 33914.  The Company’s primary web sites are www.greeninnovationsltd.com and www.greenhygienics.com.  The web sites are not incorporated in this Form 10-K.

The Industry

Billions of dollars are spent annually on disposable products, even with the shift to recyclable products, thousands of tons of non-biodegradable consumer goods still end up in local landfills; never degrading and causing further environmental damage. Green Hygienics is an environmentally friendly company whose intention is to help change the way paper products are developed and used, using 100% tree-free bamboo-based products in our bamboo line of paper products.

Our green products are innovative, not merely in the sense of “green” products, but in the sense of offering smarter consumer-relevant solutions that link product quality to the shared responsibility of producers and consumers. The environmental footprint of the product in terms of production and disposal and, in many cases even more importantly, the proper use of the product with respect to its environmental impact will be decisive. To address this, we must work more closely with consumers, communicating top performance, the added value of sustainable products and enabling behavioral changes.

Green Hygienics’s focus is to connect sustainable production with sustainable consumption. This means understanding current and future consumption patterns, then harnessing innovation to develop more sustainable products, services and behavior change initiatives. This will help us learn in leading the way in identifying opportunities for sustainable value creation for consumers, businesses and society as a whole.

Prudently, Green Hygienics markets other paper products to complement the growing green product line as management has ascertained that while the industry evolves in the green market, the market continues to be primarily non-green products.  The tissue market in the U.S. alone is approximately $21.7 billion.  The total U.S. market for the products of Green Hygienics is approximately $29.7 billion.

Industry Statistics

$21.7B Tissue Paper US Market

- Approx. **$17.2 billion** at retail[(1)], an additional **$4.5 billion** in away from home sales.
- Approx. **7.9 million tons** of tissue paper consumed each year
  - At-home (retail) = 70% of total shipments;
    Away-from-home (commercial/industrial) = remaining 30%
  - Demand for at-home primarily influenced by population growth while away-from-home is influenced by population growth and employment
- Across both at-home and away-from-home segments, bath tissue and paper towels represent the majority of shipments

Est Market Size
7.9MM mt
30%
70%
At home
AFH

At-Home

5.5MM mt
2%
8%
7%
48%
35%
Bath Tissue
Paper Towels
Facial Tissue
Napkins
Other

Key Drivers

- Population growth
- Household formation
- New Products

Away-From-Home

2.4MM mt
1%
18%
33%
6%
42%
Bath Tissue
Paper Towels
Facial Tissue
Napkins
Other

Key Drivers

- Population growth
- Employment
- New Products
- Dispenser Developments

Source: RISI, The Nielsen Company

(1) Based on RISI market size estimates, 2010 and Nielsen trends, 2012

Total US Market

Est Market Size $29.7 billion (US$)
Wet Wipes $3B
Diapers $5B
Tissue $21.7B

Based on RISI 2009 information, 2012 estimates

Customers

Retailers

The marketing plan is for the introduction of a range of products into each retailer, increasing the product offering carried over time. For certain retailers, the opening order is anticipated to be products under the Sensational® Bamboo, Noov® or Clearly Herbal® brand. Green products, such as our bamboo tree-free line, are increasingly being ordered by buyers as the conscientious consumer demands more green products. The Noov and Clearly Herbal brand, in certain circumstances, provides the open door for the introduction of our full line, especially our bamboo tree-free line.

Currently, the Company’s products are located in the following stores:

The products of Green Hygienics, as of the date of this report, are in the following stores (listed alphabetically): Albertsons Northwest, Albertsons Southwest, Amazon.com, Anacortes Food Pavilion, Archbold SuperValu, Archie’s IGA, Arlington Food Pavilion, Baker’s Foods IGA, Big Lots, Bill’s SuperValu Plus, Blaine Cost Cutter, Bob’s Produce Ranch, Bromley’s Market, Camano Island Plaza IGA, Cardenas, Country Market, Dan’s, Darold’s SuperValu Foods, Dicks Fresh Market, Dissmore Food Mart IGA, Dodson’s IGA, Driskill Foods, E. Wenatchee Food Pavilion, Ellis SuperValu, Erdman’s County Market, Ferndale Cost Cutter, Festival Foods, Fiesta Foods, Food Max Supermarket, Forth’s Foodfair, Gelson’s, Geyer’s Fresh Foods, Gordys County Market, Grocery Outlet, Harts SuperValu Auth, Hornbachers, Howser’s Supermarket IGA, Ingles Foods, Island Fresh, Jerry’s Foods, Jim’s SuperValu, Juba’s SuperValu, Jubilee Foods, Ken’s Market, Kessler’s, Knowlan’s Super Market, Kowalski’s, Larry’s Foodland Auth, Libby Empire, Linns, Lynden Food Pavilion, MacKenthuns Fine Food, Martins SuperValu Foods, McNallys SuperValu Foods, Menards, Metro Foodland, Millers New Market, New Market, New Markets, Palace Supermarket, Paulbeck’s County Market, Payless Foods, Pequot Lakes SuperValu, Pete’s County Market, Pontiac Foodland, Prosser Food Depot, Rite Choice Foods, Sedro-Woolley Food Pavilion, Service Food Market, Silver Lake Foods, Stan’s Market, Stan’s Market, Starvin Sam’s, Super One, SuperValu Foods, SuperValu Northern / Northwest Region, SuttonsSuperValu, Swansons Food Inc., The Marketplace, Tom’s Market, Town & Country Mark – IT, Walgreens, Walker Super One Foods, Willie’s SuperValu, Wyatts SuperValu, Yardbirds Shop n Kart.

United States

The primary national retailers are Target, Walmart, Whole Foods Walgreens, SuperValu, TOPCO, CVS, dollar stores, grocery chains, drug store chains, mass merchandisers, C store chains, C store wholesalers, and away from home distributors.  As of December 31, 2013, with the sales and marketing efforts of Green Hygienics ramping up in the late third quarter, Green Hygienics has supplied various outlets. Namely, Green Hygienics has received orders from Walgreens, SuperValu, Menards, Albertsons, Cardenas, Ingles, Grocery Outlet, Big Lots and Gongo.  Green Hygienics is engaged in ongoing marketing efforts and negotiations to secure purchase orders from larger national retailers, including Target, and others, however, no definitive orders have been secured as of the date of this report.

Canada

Green Hygienics has a distribution agreement with Avanti Distribution, Inc. (“Avanti”), a Canadian company, for exclusive distribution rights for Canada. Avanti’s target merchants are  Big Lots, Walmart, Loblaws, Katz Group Canada, Jean Coutu, Uniprix, McKesson, Costco Wholesale, IGA Sobeys, Brunet, Metro, Le Naturist, and others. As of December 31, 2013, through Avanti, the Company has already begun fulfilling orders to Dollarama and Dollar Tree.

Consumers

The consumers of our products are individuals, companies and institutions. Our product line includes products, such as bath tissue, paper towels, facial tissue, wet wipes, sanitary napkins, office paper, and other products that are used frequently or daily by most consumers in developed countries and by a large and increasing number of consumers in developing countries. Therefore, the potential end consumers for our products include most consumers.

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

The Bamboo Alternative

Green Hygienics will introduce the first “tree-free diaper,” made from highly sustainable, environmentally-friendly bamboo-based resources. Traditional diapers are made from wood pulp, petroleum-based products, and man-made chemicals. It is estimated that we use more than 27 billion disposable diapers each year, and according to the Environmental Protection Agency, diapers such as these account for approximately 3.5 million tons of yearly waste. This diaper waste often ends up in landfills where it can take hundreds of years to fully decompose. In contrast, our baby diaper is made from 100% biodegradable bamboo pulp, which grows quickly, without the need for pesticides, is highly renewable, and can be regrown and harvested again in a matter of years.

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

The Company prudently markets non-green paper products to complement its marketing strategy for the green products as the industry evolves to green products.

Our Products

Bamboo Pulp-Based Hygiene and Household Products

Current and Future Products - Bamboo

(Not pictured: Bamboo Copy Paper and Clearly Herbal Bamboo Baby Wipes – coming soon)

Clearly Herbal Baby Wipes

(Not pictured: Clearly Herbal Flushable Moist Wipes – coming soon)

Future Products – Regular Paper

Current and Future Products – Premium Formulations (PF)

Current Products – Recycled

Our agreement with AHC also gives us the exclusive North American distribution rights (for retail and institutional distribution only) for AHC conventional products.

Manufacturing by Third Parties

Currently, all production of Green Hygienics products are being manufactured in China through the contractual relationships with American Hygienics Corporation (“AHC”) and Xiamen ITG Group Corp Ltd. (“ITG”).

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

Through our exclusive licensed manufacturer, American Hygienics Corporation, we are able to offer class 100,000 ISO 8 critical environment standard (first “Class 100,000 ISO 8 Clean Room” in the world), a standard required for products designed for the medical industry. This new state-of-the-art facility is the only facility to offer such a high quality standard in the wet wipe industry. It will allow us to accommodate many of our customers with medical wipes and devices which will provide a ‘one stop shop’ in the wet wipe industry.

AHC is ISO 9001:2008, BRC-CP, Nordic Swan, cGMP & GMPc certified.

AHC manufactures multi-national brands and retail customers on six continents. Customers include, but are not limited to, 3M®, Carrefour®, Tesco®, Walmart®, Goodyear®, and more.

Xiamen ITG Group Corp Ltd.

ITG (www.itg.com.cn) is a comprehensive enterprise founded in 1980 and listed on the Shanghai Stock Exchange in 1996. Since 1991, ITG has been consecutively listed among the China Top 500 Import and Export Enterprises, and ranked No. 5 on the China International-Domestic Wholesale and Retail listing. The Company is also a National AAA Grade Credit Foreign Trade Enterprise. (Source: www.itg.com.cn)

ITG is the largest bamboo paper supplier in the world exporting to North America, South America, Australia, Europe, Africa, the Middle East and Latin America. ITG has the capacity of 120,000 metric tons per month which calculates to 16 million cases per month.

Other

One of Green Hygienics’s keys to success will be to set up its own proprietary production facility within the domestic United States that will process bulk bamboo pulp into a fibrous material that can be engineered to create these same hygiene products in-house.

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

Green Hygienics has segmented their efforts into four distinct customer markets:

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

Target Market

Increasing numbers of consumers are realizing that their purchasing behavior directly affects many ecological problems. We seek to provide a profile of consumers who are likely to pay more for environmentally friendly products, and to put forward marketing strategies to attract them. The research shows that consumers willing to pay more for environmentally friendly products are more likely to be female married, with at least one child living at home. This group seems more likely to put the welfare of others before their own. They are perhaps more likely to think of how a ruined environment may affect their partner and their children’s future. Consumers willing to pay more for green products report that today’s ecological problems are severe, that corporations do not act responsibly towards the environment and that behaving in an ecologically favorable way is important. They place a high importance on security and warm relationships with others, and often consider ecological issues when buying something. They do not believe that it is inconvenient to, for example, do without single-serve aseptically packaged juices or puddings, in the interests of protecting the environment.

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

Competition Overview

We are a company engaged in the sale and distribution of hygienic and household bamboo-based paper products. Currently, our target market is limited to North America, including Canada. We intend to compete with other manufacturers and distributors of hygienic and household paper products, including products made of traditional wood-pulp based paper, bamboo-pulp based paper, or other recycled or novel paper materials. We will also compete with traditional manufactures of non-paper based diapers and female sanitary pads.

Many of the companies with whom we intend to compete have greater financial resources, production capabilities, and distribution networks than we do. These competitors may be able to benefit from greater economies of scale than our Company. In addition, they may be able to afford more expertise in design and manufacturing of their products. This competition could result in competitors having products of greater quality and interest to prospective customers and investors. This competition could adversely impact our ability to finance further development and to achieve the financing necessary for us to develop our business.

We believe that Green Hygienics is currently one of the few distributors of 100% tree-free products in the U.S. marketplace. There are other companies that manufacture products in a similar scope; however, they have up to 30% tree-based ingredients in their products. Green Hygienics is the exclusive supplier for AHC in North America bamboo-based products. AHC is the world’s largest manufacturer of bamboo-based wet wipes, internationally certified: ISO 9001:2008, BRC-CP, EPA, Nordic swan, cGMP and GMP and member of the world Private Label Manufacturers Association. AHC suppliers multi-national brands and retailers on all continents including customers such as 3M, Carrefour, Tesco, Walmart, Goodyear and export to over 45 countries.

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

Competition

Competitors: Bamtastic™ and Bambooee®

Bamtastic™ (Green Paq Solutions, Inc.) is a bamboo paper towel brand made in China and sold in the U.S. market. Its primary targets are commercial, retail and online customers, with a general price point of $9.99 for a 12-roll pack of bamboo paper towels.

Bambooee® (CM National, Inc.) is a brand made in China and the U.S with similar targeted customers. Bambooee® was the first bamboo paper towel brand to be introduced to the U.S. market.  Bambooee® is generally priced at a premium:  $18 for a 12-roll pack.

Intellectual Property

Website

We assert common law copyright in the contents of our website, greeninnovationsltd.com, greenhygienics.com, clearlyherbal.us, and gogreenest.com, and common law trademark rights in our business name and related product labels, including "Clearly Herbal," “Sensational,” and "Green & Soft." We have not registered for the protection of any copyright, trademark, patent or design, although we may do so in the future as we deem necessary to protect our business. We have registered for protection of our domain name, www.greenhygienics.com.

Trademarks

We have registered or filed for registration for the following copyrights and trademarks:

The Company has registered Flora® but will not be using it.

Other

Through our Licensing Agreement dated August 1, 2012 with AHC, we hold the exclusive North American distribution rights to certain proprietary products of American Hygienics for the manufacture of bamboo pulp-based paper products, described elsewhere in this report. Our exclusive rights are enforceable for a minimum term of 5 years from August 1, 2012, and are subject to an additional 5 year renewal provided we meet certain sales quotas during the initial terms. The terms of our agreement with Green Hygienics are discussed in the section of this report entitled "Description of Business."

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

Retail Consortium

The British Retail Consortium (“BRC”) is the lead trade association in the UK representing the whole range of retailers, from the large multiples and department stores through to independents, selling a wide selection of products through all levels of wholesale and retail. The BRC is a highly sought after certification in the UK as it is the authoritative voice of retail, recognized for its powerful campaigning and influence within government and as a provider of excellent retail information. The majority of UK, and many European and global retailers, and brand owners will only consider doing business with suppliers who have gained certification against the appropriate BRC Global Standard.

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

GMP is enforced in the United States by the FDA.

The World Health Organization (“WHO”) version of GMP is used by pharmaceutical regulators and the pharmaceutical industry in over one hundred countries worldwide, primarily in the developing world. The European Union's GMP (“EU-GMP”) enforces similar requirements to WHO GMP, as does the FDA's version in the US. Similar GMPs are used in other countries, with Canada, Japan, Singapore, Philippines and others having highly developed/sophisticated GMP requirements.

Research and Development

We have incurred research and development expenses since our collaboration with Laboratoire M2, Inc. (“M2 Labs”), a Canada-based research and development company that has a technology of an all-natural EPA approved disinfectant.  We are in the development and additional EPA approval for the world’s first all-natural biodegradable disinfectant wipe.  The resultant product will have projected claims of a 99.9% kill claim with kill times under 3 minutes which would ultimately, as projected by management and M2 Labs, make the product “hospital grade.”

We do anticipate that we will spend significant resources on research and development during the next 12 months.

We believe that Green Hygienics is currently one of the few distributors of 100% tree-free products in the marketplace. Green Hygienics is the exclusive supplier for American Hygienics Corporation in North America. American Hygienics Corporation (AHC) is the world’s largest manufacturer of bamboo based wet wipes, internationally certified: ISO 9001:2008, BRC-CP, EPA, Nordic swan, cGMP and GMP and member of the world Private Label Manufacturers Association. AHC suppliers Multi-National brands and retailers on all continents including customers such as 3M, Carrefour, Tesco, Walmart, Goodyear and export to over 45 countries. Its Research and Development facility with laboratory for micro-biological/bio-burden testing currently houses over 200 dedicated employees.

Green Hygienics will continue to innovate with new products in the versatile bamboo supply chain. Bamboo produces thousands of products which makes Green Hygienics a valuable research and development entity focused on sustainable bamboo products.

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

Employees

As of December 31, 2013, we had a total of three full time employees, four full time consultants and one full time leased employee. After December 31, 2013, we hired another employee and our leased employee became a regular employee. Our employees are not parties to any collective bargaining agreement. We believe our relationships with our employees are good.

Property

We lease approximately 1,542 square feet of office space in Cape Coral, Florida, pursuant to a lease that will expire on February 28, 2019. This facility serves as our corporate headquarters. Prior to March 1, 2014, we leased approximately 1,000 square feet of office space in Cape Coral, Florida which served as our corporate headquarters. Due to a change in ownership of the building, the Company took on opt-out option to extinguish its current lease, effective February 28, 2014. The Company leases a warehouse in Ontario, California with approximately 50,000 square feet. The warehouse lease began on November 1, 2013, and expires on October 31, 2016.

Warehouse – Ontario, California

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

We were formed in 2008 and did not have any operations until the fourth quarter of 2012 due to the acquisition of Green Hygienics. We have only nominal assets, and have generated limited revenues since our inception. The Green Hygienics acquisition in September 2012 discontinued the prior operations. For our year ended December 31, 2013, we experienced net losses of $8,351,175. We used cash in operating activities of $4,424,637 in 2013. As of December 31, 2013, we had an accumulated deficit of $9,540,660. In addition, we could incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

As of December 31, 2013, our available cash balance was $38,305. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to wholesale our products to major retail and grocery chains. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

We began current operations in September 2012. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. Our revenues were $1,867,788 and $232,955 for the years ended December 31, 2013, and 2012, respectively. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in us in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as the ability of our merchants to enter into agreements with consumers for their respective products and/or services. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

We may not be able to secure additional financing to meet our future capital needs.

We anticipate needing significant capital to establish our operations, distribution network and customer base. We may use capital more rapidly than anticipated and incur higher operating expenses than expected, and will be depend on external financing to satisfy our operating and capital needs. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. We may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

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

The Company has a Licensing Agreement with AHC and the stability of AHC, along with its ability to continue to supply its products to the Company at a price that will afford the Company to meet its goals and objectives, is imperative to the stability and viability of the Company.

We depend on the production facility of American Hygienics Corporation.

The production of a portion of the Company’s products are dependent on the manufacturing performed by AHC, and their ability to continue to supply products to the Company at a price that will afford the Company to meet its goals and objectives is imperative to the stability and viability of the Company.

Our profitability depends, in part, on our success and brand recognition, and we could lose our competitive advantage if we are not able to protect our trademarks against infringement, and any related litigation could be time-consuming and costly.

We believe our brand will gain substantial recognition by consumers and merchants in North America. We have registered the “Sensational” trademark with the United States Patent and Trademark Office. We also have other copyrights and trademarks that we use. Use of our trademarks or similar trademarks by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our intellectual property against infringement could be time-consuming and costly.

Our profitability depends, in part, on our licensed products from American Hygienics Corporation, and we could lose our competitive advantage if they are not able to protect their trademarks and intellectual properties against infringement, and any related litigation could be time-consuming and costly.

Green Hygienics is the exclusive supplier for AHC in North America of its 100% bamboo-based products. Use of AHC’s intellectual property and proprietary manufacturing processes by competitors could adversely affect our pricing structure, harm our business and competitive position. In addition, any litigation relating to protecting AHC’s intellectual property against infringement could involve the Company and be time-consuming and costly.

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

Our business depends on the products of our suppliers, American Hygienics Corporation and Xiamen ITG Group Corp Ltd.

AHC and ITG are both considered to be stable companies with many years of experience in the industry. Its stability, or lack thereof, could create various issues related to our products. Other suppliers are viable alternatives but, without the special products of AHC, the product line that the Company offers could be adversely affected.

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

RISKS RELATED TO OUR ORGANIZATION AND THE MARKET FOR OUR STOCK

We are subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained privately held.

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

We cannot ensure that a liquid trading market for our common stock will be sustained.

Our stock is currently quoted on the OTC Bulletin Board, but is traded sporadically. We cannot predict how liquid the market for our common stock might become. As soon as is practicable after becoming eligible, we anticipate applying for listing of our common stock on either the NYSE Amex Equities, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards for any of these exchanges, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

Bruce Harmon, our chief financial officer and chairman of our board of directors, beneficially owns a substantial portion of our outstanding common stock and preferred stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Bruce Harmon, as of March 3, 2014, beneficially owns 7.6% of our outstanding shares of common stock and 100% of our outstanding shares of preferred stock. As the preferred stock has super voting rights, Mr. Harmon beneficially controls approximately 49.3% of the votes for all of our stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 1,542 square feet of office space in Cape Coral, Florida pursuant to a lease that will expire on February 28, 2019. This facility serves as our corporate headquarters. Prior to March 1, 2014, we leased approximately 1,000 square feet of office space in Cape Coral, Florida which served as our corporate headquarters. Due to a change in ownership of the building, the Company took on opt out option to extinguish its current lease effective February 28, 2014. The Company leases a warehouse in Ontario, California with approximately 50,000 square feet. The warehouse lease began on November 1, 2013 and expires on October 31, 2016.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 17, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as follows:

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

On December 16, 2013, we issued 4,400,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

On January 31, 2014, we issued 4,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

Oasis Brands, Inc.

On October 16, 2013, the Company received a letter, and copy of an unserved Complaint filed in the United States District Court for the Eastern District of Virginia, Norfolk Division (Case No. 2:13-cv-529-RAJ-DEM), from the attorneys for Oasis Brands, Inc. (“Oasis Brands”), a competitor of the Company and the former employer of Philip Rundle, the Company’s chief executive officer, Jeff Thurgood, the Company’s vice president of sales, and Awie Kardiman, the Company’s controller. The letter and Complaint alleges that the Company has infringed upon Oasis Brands’ intellectual property—specifically, their trademark “Fiora.” The letter and Complaint further requests a cease and desist on the Company’s use of its trademark, “Flora,” as issued by the United States Patent and Trademark Office. The Company, due to information provided by Mr. Rundle, who served as chief executive officer of Oasis Brands and was the signer for the application for Oasis Brands’ trademark “Fiora,” contends that “Fiora” was named after a river in Italy, whereas “Flora” is the Spanish word for “flower.” In any event, the Company, in an effort to avoid the expenses of litigation, offered to cease using the “Flora” mark. Oasis Brands then served the Complaint on the Company notwithstanding the offer. The Company, through special appearance of its attorneys, filed a Motion to Dismiss for Lack of Personal Jurisdiction on or about December 4, 2013. On December 27, 2013, Oasis Brands filed a Notice of Voluntary Dismissal Without Prejudice of Complaint, and the case was dismissed without prejudice.

TCA Global Credit Master Fund, LP

On February 3, 2014, the Company and its subsidiary, Green Hygienics, Inc., filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA Global Credit Master Fund, LP (“TCA”), regarding a dispute among the parties about the lock-box provisions of the Senior Secured Revolving Credit Facility Agreement, as amended. On March 17, 2014, the Company settled with TCA and will be dismissing the Complaint without prejudice.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “GNIN.QB.” As of December 31, 2013, the Company’s common stock was held by 45 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company’s last NOBO report dated November 30, 2013, had approximately 4,600 shareholders in street or nominee name.

The Company’s shares commenced trading on or about January 5, 2012 (for Winecom, Inc.). The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended December 31,
	2013		2012
	High	Low	High	Low

First Quarter	$2.75	$0.57	$5.00	$2.51
Second Quarter	$1.33	$0.3603	$5.00	$5.00
Third Quarter	$0.34	$0.137	$5.00	$5.00
Fourth Quarter	$0.195	$0.07	$1.00	$0.05
Source: Yahoo! Finance

The Company’s transfer agent is Transfer Online, Inc. of Portland, Oregon.

Dividend Distributions

We have not historically, except for the stock dividend in the first quarter of 2013, distributed dividends to stockholders, nor do we intend to do so in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company has a stock option plan which was created for its employees in November 2012.

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

The Company has two wholly-owned subsidiaries; Green Hygienics, Inc. (“Green Hygienics”), a Florida corporation, and Sensational Brands, Inc. (“Sensational Brands”), a Florida corporation, which was dissolved in September 2013.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2013 TO THE YEAR ENDED DECEMBER 31, 2012

Results of Operations

Revenue. For the year ended December 31, 2013, our revenue was $1,867,788, compared to $232,955 for the same period in 2012. This increase in revenue was primarily attributable to increased sales related to the beginning of operations in the fourth quarter.

Operating Expenses:

Direct costs of Revenue. For the year ended December 31, 2013, direct costs of revenue were $1,725,243 compared to $211,112 for the same period in 2012. As a percent of revenue, direct costs of revenue was 92.4% and 90.6%, respectively, for 2013 and 2012. The percent for 2013 was higher than 2012 as the Company liquidated, at a loss, out dated inventory to accommodate the new branding of the Company.

General and Administrative Expenses. For the year ended December 31, 2013, general and administrative expenses were $4,526,261 ($2,463,993 related to stock-based compensation) compared to $1,053,435 ($965,521 related to stock-based compensation) for the same period in 2012. The increase was attributable to operations beginning in the fourth quarter of 2012. The general and administrative expenses, without stock-based compensation, was $2,062,268 and $208,203, respectively, for 2013 and 2012.

Net Loss. We generated net losses of $8,351,175 ($2,463,993 related to stock-based compensation and $3,265,221 for amortization of debt discounts, beneficial conversion features, and other non-cash losses) for the year ended December 31, 2013 compared to $1,201,985 ($965,521 related to stock-based compensation) for the same period in 2012.

Liquidity and Capital Resources

General. At December 31, 2013, we had cash and cash equivalents of $38,305. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $4,424,637 for the year ended December 31, 2013, and we used cash in operations of $155,566 during the same period in 2012. The principal elements of cash flow from operations for the year ended December 31, 2013 included a net loss of $8,351,175, offset by stock-based compensation and settlements of $2,463,993, amortization of debt discounts of $577,515, amortization of beneficial conversion features to interest expense of $645,259, and loss on financing of $1,988,467.

Cash provided by investing activities during the year ended December 31, 2013 was $0 compared to $13,309 during the same period in 2012. This was a result of the acquisition of a trademark in 2013 and the acquisition of Green Hygienics, Inc. in 2012.

Cash generated in our financing activities was $4,417,198 for the year ended December 31, 2013, compared to cash generated of $188,000 during the comparable period in 2012. This increase was primarily attributed to a concentrated effort of capital procurement in 2012.

As of December 31, 2013, current assets exceeded current liabilities by 1.08 times. Current assets increased from $313,921 at December 31, 2012 to $2,570,473 at December 31, 2013 whereas current liabilities increased from $292,393 at December 31, 2012 to $2,385,988 at December 31, 2013.

	For the years ended
	December 31,
	2013	2012

Cash used in operating activities	$(4,424,637)	$(155,566)
Cash provided by investing activities	-	13,309
Cash provided by financing activities	4,417,198	188,000

Net changes to cash	$(7,438)	$45,743

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $1,867,788 and net losses of $8,351,175 ($2,463,993 represents stock-based compensation and settlements) for the year ended December 31, 2013 compared to sales of $232,955 and net loss of $1,201,985 for the year ended December 31, 2012. The Company had a working capital surplus, stockholders’ deficit, and accumulated deficit of $184,485, $577,067 and $9,540,660, respectively, at December 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2013 and 2012.

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

We have adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

NON-GAAP FINANCIAL MEASURES

Adjusted Net Earnings

In addition to reporting net loss from operations as defined under generally accepted accounting principles (“GAAP”), the Company presents adjusted net earnings from operations (adjusted net earnings), which is a non-GAAP performance measure. Adjusted net earnings consist of net loss from operations after adjustment for those items shown in the table below. Adjusted net earnings does not represent, and should not be considered an alternative to, GAAP measurements such as net loss from operations (its most comparable GAAP financial measure), and the Company’s calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating the items shown below, the Company believes that the measure is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies. The Company’s management does not view adjusted net earnings in isolation and also uses other measurements, such as net loss from operation and revenues to measure operating performance. The following table provides a reconciliation of net loss from operations, the most directly comparable GAAP measure, to adjusted net earnings for the periods presented:

Adjusted Net Loss	Twelve Months Ended
	December 31,
	2013	2012

Net loss from operations	$(8,351,175)	$(1,201,985)
Beneficial conversion feature expense	(645,259)	-
Loss on settlement of receivable	(106,270)	-
Loss on cost of financing	(7,561)	-
Loss on financing	(1,988,467)	-
Loss on issuance of stock	(28,292)	-
Loss on issuance of stock for services	(16,128)	-
Loss on debt discount	(5,000)	-
Loss on settlement of notes	(17,162)	-
Change in deriviatives	126,433	-
Gain on forgiveness of debt	-	8,928
Gain on forgiveness of payable	-	15,450
Interest expense - amortization	(577,515)	-

Adjusted net loss	$(5,085,954)	$(1,226,363)

Weighted average shares outstanding
- basic and diluted	42,969,972	4,758,607

Adjusted basic and diluted net loss per share	$(0.12)	$(0.26)

Adjusted EBITDA

In addition to reporting net loss from operations as defined under GAAP, the Company also presents adjusted net earnings before interest, income taxes, depreciation, depletion, and amortization from operations (adjusted EBITDA), which is a non-GAAP performance measure. Adjusted EBITDA consists of net loss from operations after adjustment for those items shown in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to, GAAP measurements such as net loss from operations (its most comparable GAAP financial measure), and the Company’s calculations thereof may not be comparable to similarly titled measures reported by other companies.

By eliminating the items shown below, the Company believes the measure is useful in evaluating its fundamental core operating performance. The Company also believes that adjusted EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies. The Company’s management uses adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. The Company’s management does not view adjusted EBITDA in isolation and also uses other measurements, such as net loss from operations and revenues to measure operating performance. The following table provides a reconciliation of net loss from operations, the most directly comparable GAAP measure, to adjusted EBITDA for the periods presented:

Adjusted EBITDA	Twelve Months Ended
	December 31,
	2013	2012

Net loss from operations	$(8,351,175)	$(1,201,985)
Interest expense	(165,876)	(74,482)
Depreciation and amortization	(49,333)	(2,256)
Stock-based compensation	(2,463,993)	(965,521)
Beneficial conversion feature expense	(645,259)	-
Loss on settlement of receivable	(106,270)	-
Loss on cost of financing	(7,561)	-
Loss on financing	(1,988,467)	-
Loss on issuance of stock	(28,292)	-
Loss on issuance of stock fro services	(16,128)	-
Loss on debt discount	(5,000)	-
Loss on settlement of notes	(17,162)	-
Change in deriviatives	126,433	-
Gain on forgiveness of debt	-	8,928
Gain on forgiveness of payable	-	15,450
Interest expense - amortization	(577,515)	-

Adjusted EBITDA	$(2,406,752)	$(184,104)

Weighted average shares outstanding
- basic and diluted	42,969,972	4,758,607

Adjusted basic and diluted net loss per share	$(0.06)	$(0.04)

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

Green Innovations Ltd. and Subsidiaries

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Green Innovations Ltd.

We have audited the accompanying consolidated balance sheets of Green Innovations Ltd. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Innovations Ltd. and Subsidiaries as of December 31, 2013 and 2011 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $8,351,175 in 2013, and used cash for operating activities of $4,424,637. At December 31, 2013, the Company had a working capital surplus, shareholders’ deficit and accumulated deficit of $184,485, $577,067 and $9,540,660, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
fka DRAKE AND KLEIN CPAS
Clearwater, Florida
March 16, 2014

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS
Current assets
Cash	$38,305	$45,743
Accounts receivable	91,227	190,299
Inventory, net	1,999,575	74,879
Prepaid expense	441,366	3,000
Total current assets	2,570,473	313,921

Intangible assets, net	838,411	287,744
Other assets	42,747	100

Total assets	$3,451,631	$601,765

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Convertible notes payable, net of discounts	$1,781,272	$-
Convertible notes payable, net of discounts, to related parties	320,000	-
Accounts payable	122,403	220,889
Accounts payable to related parties	31,953	21,834
Accrued expenses	61,054	49,670
Guaranteed value of stock	69,306	-

Total current liabilities	2,385,988	292,393

Long-term liabilities
Convertible notes, net of discounts	216,139	254,856

Total liabilities	2,602,127	547,249

Commitments and contingencies (Note 5)

Amounts payable in common stock	1,079,348	-

Derivative liability	347,223	-

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000
and no shares issued and outstanding, respectively	500	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 85,252,830
and 70,000,000 shares issued, issuable and outstanding, respectively	8,525	7,000
Additional paid-in capital	8,954,568	1,237,001
Accumulated deficit	(9,540,660)	(1,189,485)
Total stockholders' equity (deficit)	(577,067)	54,516

Total liabilities and stockholders' equity (deficit)	$3,451,631	$601,765

See accompanying notes to consolidated financial statements.

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2013	2012

Revenue, net	$1,867,788	$232,955

Operating expenses
Direct costs of revenue	1,725,243	211,112
General and administrative (includes $2,463,993 and $965,521 for the years ended December 31, 2013 and 2012, respectively, of stock-based compensation and settlements)	4,526,261	1,173,724
Selling and marketing expenses	375,459	-
Reserve for obsolete inventory	160,903	-

Operating loss	(4,920,078)	(1,151,881)

Other income (expense)
Beneficial conversion feature expense	(645,259)	-
Loss on settlement of receivable	(106,270)	-
Loss on cost of financing	(7,561)	-
Loss on financing	(1,988,467)	-
Loss on issuance of stock	(28,292)	-
Loss on issuance of stock for services	(16,128)	-
Loss on debt discount	(5,000)	-
Loss on settlement of notes	(17,162)	-
Change in derivatives	126,433	-
Gain on forgiveness of debt	-	8,928
Gain on forgiveness of payable	-	15,450
Interest expense - amortization	(577,515)	-
Interest expense	(165,876)	(74,482)

Total other income (expense)	(3,431,097)	(50,104)

Net loss	$(8,351,175)	$(1,201,985)

Net loss per share - basic and diluted	$(0.19)	$(0.25)

Weighted average number of shares outstanding - Basic and Diluted	42,969,972	4,758,607

See accompanying notes to consolidated financial statements.

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Statement of Shareholders' Equity (Deficit)
December 31, 2013

			Common Stock				Additional
	Preferred Stock		Issuable		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2011	-	$-	-	$-	5,000,000	$500	$31,713	$(48,036)	$(15,823)

Forward split - 1:20	-	-	-	-	95,000,000	9,500	(9,500)	-	-
Issuance of common stock for Green Hygienics, Inc.	-	-	-	-	49,500,000	4,950	-	-	4,950
Return of common stock to treasury for cancellation	-	-	-	-	(79,500,000)	(7,950)	-	-	(7,950)
Adjustment to reflect reverse merger	-	-	-	-	-	-	(90,033)	60,536	(29,497)
Options issued to management	-	-	-	-	-	-	530,000	-	530,000
Warrants issued to consultant	-	-	-	-	-	-	430,000	-	430,000
Warrants issued for acquisition of Sensational Brands,
Inc. assets	-	-	-	-	-	-	290,000	-	290,000
Amortization of options	-	-	-	-	-	-	5,521	-	5,521
Amortization of beneficial conversion features	-	-	-	-	-	-	49,300	-	49,300
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	(1,201,985)	(1,201,985)

Balance at December 31, 2012	-	$-	-	$-	70,000,000	$7,000	$1,237,001	$(1,189,485)	$54,516

Conversion of options into common stock	-	-	-	-	241,804	24	(24)	-	-
Conversion of warrants into common stock	-	-	-	-	1,412,207	141	(141)	-	-
Issuable stock issued	-	-	(547,635)	(55)	547,635	55	83,370	-	83,370
Issuance of common stock for 3(a)(10)	-	-	-	-	15,200,000	1,520	3,749,256	-	3,750,776
Issuance of common stock for licensing agreement	-	-	-	-	625,000	63	(63)	-	-
Issuance of common stock for services	-	-	662,500	66	1,273,915	127	465,557	-	465,750
Issuance of common stock related to dividend	-	-	264	0	-	-	(0)	-	-
Sale of common stock	-	-	26,087	3	-	-	2,997	-	3,000
Amortization of options	-	-	-	-	-	-	146,563	-	146,563
Beneficial conversion feature	-	-	-	-	-	-	-	-	-
Convertible note discounts written off	-	-	-	-	-	-	24,336	-	24,336
Derivative adjustment for payoff	-	-	-	-	-	-	125,182	-	125,182
Dividend - 0.24 for 1	-	-	25,715	3	6,072,000	607	(610)	-	(0)
Issuable common stock for 3(a)(10) - adjustment	-	-	26,249,158	2,625	-	-	(327,543)	-	(324,918)
Issuable stock issued	-	-	(823,677)	(82)	823,676	82	-	-	-
Issuance of common stock for Clearly Herbal	-	-	200,000	20	300,000	30	599,950	-	600,000
Issuance of common stock for fee related to financing	-	-	-	-	2,316,595	232	370,424	-	491,310
Issuance of common stock for guaranteed value	-	-	-	-	2,833,333	283	(283)	-	0
Issuance of common stock for services	-	-	960,135	96	960,419	96	713,125	-	740,493
Issuance of options for services	-	-	-	-	-	-	300,000	-	300,000
Issuance of warrants	-	-	-	-	-	-	880,000	-	880,000
Return of common stock in exchange for Series A preferred stock	5,000,000	500	-	-	(45,000,000)	(4,500)	4,000	-	-
Sale of common stock	-	-	396,611	40	462,698	46	568,914	-	569,000
Stock issued as condition of loan	-	-	-	-	34,390	3	12,557	-	12,561
Net loss for the year ended December 31, 2013								(8,351,175)	(8,351,175)

Balance at December 31, 2013	5,000,000	$500	27,149,158	$2,715	58,103,672	$5,810	$8,954,568	$(9,540,660)	$(577,067)

See accompanying notes to consolidated financial statements.

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2013	2012
Cash flows from operating activities:
Net loss	$(8,351,175)	$(1,201,985)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intangibles	37,982	2,256
Gain on forgiveness of debt	-	(8,928)
Gain on forgiveness of payable	-	(15,450)
Grant of options for services	-	530,000
Grant of warrants for services	-	430,000
Amortization of debt discounts to interest expense	577,515	20,556
Amortization of beneficial conversion features to interest expense	645,259	49,300
Amortization of options	-	5,521
Issuance of common stock for services	2,463,993	-
Derivative liability	347,223	-
Loss on settlement of receivable	106,270	-
Loss on issuance of stock for settlements	28,292	-
Loss on issuance of stock for service	16,128
Loss on settlement of notes	17,162
Loss on financing	1,988,467	-
Loss on cost of financing	7,561	-
Loss on debt discount	5,000	-
Changes in operating assets and liabilities:
Accounts receivable	99,072	(190,299)
Other receivable	-	-
Inventory	(1,924,696)	(74,879)
Prepaid expense	(438,366)	(3,000)
Deferred costs	-	-
Other assets	(42,647)	(100)
Accounts payable	(98,486)	229,938
Accounts payable to related parties	10,119	21,834
Accrued expenses	11,384	49,670
Guaranteed value of stock	69,306	-
Net cash used in operating activities	(4,424,637)	(155,566)

Cash flows provided by investing activities
Cash acquired in acquisition	-	13,309
Net cash provided by investing activities	-	13,309

Cash flows from financing activities:
Proceeds from notes	2,870,423	188,000
Repayment of notes	(328,520)	-
Derivative liability	347,223
Proceeds from issuance of preferred stock	500
Proceeds from issuance of common stock	1,527,572	-
Net cash provided by financing activities	4,417,198	188,000

Net decrease in cash	(7,438)	45,743

Cash at beginning of period	45,743	-

Cash at end of period	$38,305	$45,743

 See accompanying notes to consolidated financial statements.

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2013	2012
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Cancellation of common stock	$(500)	$-

Issuance of preferred stock	$500	$-

Issuance of common stock for trademarks	$600,000	$-

Conversion of liabilities to notes payable	$100,000	$-

Issuance of stock as condition of loan	$1,079,348

Proceeds from related party notes prior to acquisition	$-	$6,110

Proceeds from note prior to acquisition	$-	$30,000

Debt assumed in acquisition	$-	$57,437

Acquisition of intangible assets from Sensational Brands, Inc.	$-	$290,000

 See accompanying notes to consolidated financial statements.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Green Hygienics, Inc. (“Green Hygienics”), a Florida corporation, was formed on August 1, 2012. On September 26, 2012, it was acquired (see Note 3).

Sensational Brands, Inc. (“Sensational Brands”), a Florida corporation, was formed on November 19, 2012. It was formed for the sole purpose of the acquisition of certain assets of Sensational Brands, Inc., a Texas corporation on November 19, 2012 (see Note 3). Sensational Brands was dissolved in September 2013 and its assets were assumed by Green Hygienics.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiaries (as of December 31, 2013), Green Hygienics and Sensational Brands. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Property, Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of three years for computer equipment, five years for office furniture and fixtures, and the lesser of the lease term or the useful life of the leased equipment. Leasehold improvements, if any, would be amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred.

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

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

		Quoted Prices in	Significant
	Balance at	Active Markets	Other	Significant
	December 31,	for Identical	Observable	Unobservable
	2013	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Trademarks	$838,411	$-	$-	$838,411
Total Financial Assets	$838,411	$-	$-	$838,411

Following is a summary of activity through December 31, 2013 of the fair value of intangible assets valued using Level 3 inputs:

Balance at December 31, 2012	$278,744
Acquired intangible assets	600,000
Amortization of intangibles	(40,333)
Ending balance at December 31, 2013	$838,411

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013:

		Quoted Prices in	Significant
	Balance at	Active Markets	Other	Significant
	December 31,	for Identical	Observable	Unobservable
	2013	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Liabilities:
Derivative Liabilities	$521,348	$-	$-	$521,348
Total Financial Assets	$521,348	$-	$-	$521,348

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Following is a summary of activity through December 31, 2013 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at December 31, 2012	$20,556
Note inception date fair value	0
Change in fair value during 2013	500,792
Ending balance at December 31, 2013	$521,348

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended December 31, 2013 and 2012 advertising expense was $375,459 and $120,289, respectively.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2013, tax years 2011, 2010 and 2009 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Effective September 1, 2009, the Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48,” (“ASC 740-10”), which was issued on May 2, 2007. ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 2,111,111 at December 31, 2013 shares of common stock, employee options to purchase 2,111,111 shares of common stock and convertible notes convertible into 13,067,664 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 12).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of December 31, 2013 and 2012.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2013 through the date these unaudited consolidated financial statements were issued.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $8,351,175 (includes $2,463,993 of stock-based compensation and settlements) and used cash in operating activities of $4,424,637 for the year ended December 31, 2013. The Company had a working capital surplus, stockholders’ deficit and accumulated deficit of $184,485, $577,067 and $9,540,660, respectively, at December 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – BUSINESS ACQUISITIONS, ASSET ACQUISITIONS, AND LICENSING AGREEMENTS

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

Sensational Brands, Inc.

On November 19, 2012, Sensational Brands acquired certain assets via an asset purchase agreement (“APA”) with Sensational Brands, Inc., a Texas corporation (“SBI-TX”). SBI-TX is owned by an employee of Green Hygienics. The APA was to acquire certain assets, primarily, the trademark “SENSATIONAL.” The Company paid SBI-TX 500,000 warrants for common stock of the Company (see Note 8). Sensational Brands was dissolved in September 2013 and the assets were assigned to Green Hygienics.

Clearly Herbal

On April 4, 2013, Green Hygienics acquired certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI-BVI”). The purpose of the APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered with the United States Patent and Trademark Office. The Company paid the owner of CHI 300,000 shares of restricted common stock of the Company (see Note 8) and recorded the value of the transaction at $360,000. As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20. As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,700,000 shares of restricted stock were issued (see Notes 5 and 10).

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On April 4, 2013, Green Hygienics contracted to acquire certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a United Kingdom corporation (“CHI-UK”). The purpose of the APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered in the United Kingdom. The closing date was set for July 4, 2013 or earlier but has been extended until August 31, 2013. The Company paid the owner of CHI 200,000 shares of restricted common stock of the Company (see Note 5) and recorded the value of the transaction at $240,000. As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,133,333 shares of restricted stock were issued (see Notes 5 and 10).

Licensing Agreement

On May 31, 2013, Green Hygienics entered into a Licensing Agreement with Tauriga Sciences, Inc. (”Tauriga”) to grant Tauriga the North American exclusive rights to commercially market certain products related to hospital grade wipes including paper, green and 100% tree-free bamboo-based and biodegradable. The agreement has a term of five years with a five year extension. Tauriga agreed to pay Green Hygienics $250,000 for the fee which was payable on the following terms; $65,000 upon execution of the agreement and $185,000 within ninety days of receipt of samples of the products and applicable marketing material. Tauriga, a publicly registered entity trading under the symbol “TAUG,” and Green Hygienics agreed to the exchange of restricted common stock of TAUG and Green Innovations equal to a present day value of $250,000. On September 18, 2013, as Tauriga had satisfied the licensing fee, the Company issued to Tauriga 625,000 shares of common stock which were valued at $0.40 per share on the date of the transaction and recorded accordingly.  Tauriga issued 4,347,826 shares of its common stock on July 16, 2013. Bruce Harmon, the CFO and Chairman of the Company, is also the former CFO of Tauriga (see Note 6). The transaction was completed as an arm’s length transaction. Tauriga has paid $143,730 in cash and, as a settlement for the remaining $106,270 payable to the Company, the Company received an additional 2,250,000 shares of common stock of Tauriga. As of December 31, 2013, the Company valued the 6,597,826 shares, based on the closing price of $0.0057 for Tauriga on December 31, 2013, at $37,608. The Company has determined that these shares will not be recorded as an asset to the Company until said shares are sold therefore the Company will record the net proceeds as a gain at the time of sale. Both Green Hygienics and Tauriga executed on January 7, 2014 Leak Out Agreements whereas both parties are limited to daily sales of 10% of the prior day’s sales.

The Company has recorded the following intangibles related to the acquisitions:

		Accumulated
	Asset	Amortization	Net

Intangibles - December 31, 2012	$290,000	$(2,256)	$287,744
Additions	600,000	-	600,000
Amortization	-	(49,333)	(49,333)
Intangibles - December 31, 2013	$890,000	$(51,589)	$838,411

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 4 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS

Notes and convertible notes payable, net of discounts, all classified as current at December 31, 2013 and 2012, consists of the following:

Convertible notes,
net of discounts	December 31, 2013				December 31, 2012
				Principal,			Principal,
		Put	Debt	net of		Put	net of
	Principal	Premium	Discounts	Discounts	Principal	Premium	Discounts
Kachess Financial Corporation	$-	$-	$-	$-	$19,500	$-	$19,500
Kachess Financial Corporation	-	-	-	-	20,000	-	20,000
Kachess Financial Corporation	-	-	-	-	6,800	-	6,800
Kachess Financial Corporation	-	-	-	-	3,000	-	3,000
Coventry Capital, LLC (1)	30,000	3,333	-	33,333	30,000	3,333	33,333
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	55,556
Coventry Capital, LLC (1)	20,000	2,222	-	22,222	20,000	2,222	22,222
Coventry Capital, LLC (1)	35,000	3,889	-	38,889	35,000	3,889	38,889
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	55,556
Avanti Distribution, Inc. (1)	9,560	4,097	(3,074)	10,583	-	-	-
RJR Manufacturers' Agent, Inc.	50,000	-	-	50,000	-	-	-
RJR Manufacturers' Agent, Inc.	100,000	-	-	100,000	-	-	-
RJR Manufacturers' Agent, Inc.	50,000	50,000	(30,000)	70,000	-	-	-
Black Mountain Equities, Inc.	55,000	-	-	55,000	-	-	-
TCA Global Credit Master Fund, LP	950,003	1,000,000	(582,822)	1,367,181	-	-	-
LG Capital Funding, LLC	76,500	62,591	-	139,091	-	-	-
Total	$1,476,063	$1,137,244	$(615,896)	$1,997,411	$234,300	$20,556	$254,856

(1) Long term debt

A director of the Company, Mordechay David (“David”), had advanced the Company at several times. These amounts were non-interest bearing and were due on demand. On October 16, 2012, Mr. David cancelled the balance due of $8,928. A gain on extinguishment was recorded.

On August 15, 2012, the Company executed a convertible promissory note with Coventry Capital, LLC (“Coventry Capital”) for $30,000. The note bears interest at the rate of 10% per annum which accrues. As of December 31, 2013 and December 31, 2012, the accrued interest was $4,285 and $0, respectively. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On August 29, 2012, Green Hygienics executed a convertible promissory with Kachess Financial Corporation (“Kachess”) for $19,500. The note bears interest at the rate of 12% per annum which accrues. As of December 31, 2013 and December 31, 2012, the accrued interest was $801 and $0, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. This note was paid in full in February 2013.

On August 30, 2012, Green Hygienics executed a convertible promissory with Kachess for $20,000. The note bears interest at the rate of 12% per annum which accrues. As of December 31, 2013 and December 31, 2012, the accrued interest was $815 and $0, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. This note was paid in full in February 2013.

On September 4, 2012, Green Hygienics executed a convertible promissory with Kachess for $6,800. The note bears interest at the rate of 12% per annum which accrues. As of December 31, 2013 and December 31, 2012, the accrued interest was $266 and $0, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. This note was paid in full in February 2013.

On October 4, 2012, Green Hygienics executed a convertible promissory with Kachess for $3,000. The note bears interest at the rate of 12% per annum which accrues. As of December 31, 2013 and December 31, 2012, the accrued interest was $88 and $0, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. This note was paid in full in February 2013.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On October 17, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of December 31, 2013 and December 31, 2012, the accrued interest was $6,041 and $0, respectively. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 6, 2012, the Company executed a convertible promissory note with Coventry Capital for $20,000. The note bears interest at the rate of 10% per annum which accrues. As of December 31, 2013 and December 31, 2012, the accrued interest was $2,142 and $0, respectively. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 18, 2012, the Company executed a convertible promissory note with Coventry Capital for $35,000. The note bears interest at the rate of 10% per annum which accrues. As of December 31, 2013 and December 31, 2012, the accrued interest was $3,634 and $0, respectively. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 28, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of December 31, 2013 and December 31, 2012, the accrued interest was $5,055 and $0, respectively. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On March 14, 2013, the Company executed a convertible promissory note with Avanti Distribution, Inc. for $9,560. The note bears interest at the rate of 12% per annum which accrues. As of December 31, 2013, the accrued interest was $921. The note matures on March 14, 2015. The conversion price is equal to 70% of the average of the closing prices of the Company’s common stock for the preceding five trading days. The Company recorded a debt discount of $3,756.

On April 4, 2013, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser. A beneficial conversion feature of $31,513 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2013, the accrued interest was $4,488. The note matured on October 4, 2013. The maturity date was extended to December 31, 2013. On January 1, 2014, the note was extended to March 31, 2014. As a condition of the October 4, 2013 extension, the Company agreed to modify the conversion terms to a discount of 40% of the average of the lowest five days closing price from the date of the note until the conversion date.

On April 15, 2013, the Company entered into a one year convertible promissory note agreement for up to $500,000 with JMJ Financial (“JMJ”). The note has an interest rate of 5% per annum of the $500,000 earned as of the 91st day of the note. The note, at the holder’s option, is convertible at $1.04 per share and if the price per share at the time of conversion is greater than $1.04 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $1.04 per share. On April 17, 2013, the Company received $100,000. A beneficial conversion feature of $33,333 was recorded and will be accreted monthly from the issuance date of the note through maturity. On June 26, 2013, JMJ amended the agreement and funded the Company an additional $50,000. A beneficial conversion feature of $39,216 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2013, the accrued interest was $60,000. On October 17, 2013, JMJ filed a conversion of $24,660 into 300,000 shares of common stock based on the calculated price of $0.0822. The Company, per the provisions of the note, issued an objection to the conversion. On October 30, 2013, the Company settled on a repayment of $150,000 thereby extinguishing the note and all related liabilities in their entirety. JMJ returned to the Company the previously issued shares of stock of the Company.

On May 8, 2013, the Company entered into a convertible promissory note with Avalon Capital Corp. (“Avalon”) for $100,000. The note bears interest at 12% per annum, matures on November 8, 2013, and converts at the lesser of $0.55 per share or a 40% discount at the time of conversion. A beneficial conversion feature of $100,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. On November 10, 2013, Avalon assigned this note to RJR Manufacturers’ Agent. As of December 31, 2013, the accrued interest was $4,800. The note matured on November 8, 2013. The note was extended to December 31, 2013. On January 1, 2014, the note was extended to March 31, 2014. As a condition of the November 8, 2013 extension, the Company agreed to modify the conversion terms to a discount of 40% of the average of the five lowest closing prices from the date of the note until the conversion date.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On May 20, 2013, the Company entered into a convertible promissory note agreement for $105,000 with Evolution Capital, LLC (“Evolution”). The note has an interest rate of 12% per annum and is accrued. The note, at the holder’s option, is convertible at the lesser of $0.54 or 40% of the average 10 days prior to conversion. A beneficial conversion feature of $105,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2013, the accrued interest was $4,626. The note matures on February 20, 2014. On November 26, 2013, the Company and Evolution entered into a Note Termination Agreement as the Company paid Evolution a settlement of $147,000, of which $4,626 was accrued interest and $37,374 was recorded as a loss on settlement of liability.

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

On June 7, 2013, the Company entered into a convertible promissory note agreement for $76,500 with LG Capital Funding, LLC (“LG Capital”). The note has an interest rate of 8% per annum and is accrued. The note, at the holder’s option, is convertible at a 45% discount to market on average of the lowest 2 days over the prior 10 trading days. A beneficial conversion feature of $76,500 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2013, the accrued interest was $1,945. The note matures on March 7, 2014. On December 6, 2013, the Company paid LG Capital $119,340 as a settlement to terminate the loan. $3,052 of the payment was accrued interest and $39,788 was recorded as a loss on settlement of liability.

On June 12, 2013, the Company entered into a convertible promissory note agreement for $55,500 with Black Mountain Equities, Inc. (“Black Mountain”). The note has an interest rate of 10% per annum and is accrued. The note, at the holder’s option, is convertible at the lesser of $0.50 or a 25% discount to market on average of the prior 20 trading days. A beneficial conversion feature of $41,111 was recorded and will be accreted monthly from the issuance date of the note through maturity. As a condition of the agreement, the Company issued 10,000 shares of common stock (see Note 9). As of December 31, 2013, the accrued interest was $5,000. The note matures on January 15, 2014. On December 5, 2013, the Company and Black Mountain entered into a Release and Lock Up Leak Out Agreement whereas Black Mountain would be limited to daily sales no greater than 10% of that day’s cumulative trading volume. On January 8, 2014, Black Mountain converted $10,000 of principal into 263,505 shares based on a discounted conversion price of $0.03795. On January 24, 2014, Black Mountain converted $50,500 of principal and interest into 1,231,708 shares based on a discounted conversion price of $0.0755. The discounts will be recorded as a loss. On February 20, 2014, the Company received $50,000 cash from Black Mountain under the provision in their note that provides, at Black Mountain’s option, the additional investment. An amendment to the convertible note was executed under the same terms and conditions. The note will be recorded as $55,000 which reflects the $5,000 in legal fees associated with the execution of the amendment (see Note 12).

On July 5, 2013, the Company entered into a convertible promissory note agreement for $76,500 with LG Capital Funding, LLC (“LG Capital”). The note has an interest rate of 8% per annum and is accrued. The note matures on April 5, 2014. The note, at the holder’s option, is convertible at a 45% discount to market on average of the lowest 2 days over the prior 10 trading days. As of December 31, 2013, the accrued interest was $3,035. On January 6, 2014, the Company terminated the note with a payment of $119,340 (see Note 12).

On October 24, 2013, the Company secured financing from TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”). Effective on October 24, 2013, we entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”), pursuant to which TCA agreed to loan up to a maximum of $5 million to us for working capital purposes. A total of $892,830 was funded by TCA in connection with the closing. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Convertible Promissory Note (the “Revolving Note”), the repayment of which is secured by Security Agreements executed by us and our wholly-owned subsidiary, Green Hygienics, Inc. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA. The initial Revolving Note in the amount of $1,000,000 is due and payable along with interest thereon on April 24, 2014, and bears interest at the minimum rate of 18% per annum, increasing to 24% per annum upon the occurrence of an event of default. The conversion rate is 85% of the lowest VWAP of the Company’s stock for the five days preceding the conversion date. We also agreed to pay TCA a fee of $250,000, payable in the form of 2,316,595 shares of common stock. On January 17, 2014, the Company and TCA entered into Amendment No. 1 of the agreement which provided the Company with an additional $500,000. As a condition of the Amendment No. 1, the note maturity date was extended an addition six months. We also agreed to pay TCA a fee of $112,500, payable in the form of 2,684,964 shares of common stock. Both issuances of common stock have a guaranteed value, and any deficiency would require the issuance of additional shares, whereas TCA has a ceiling of the $250,000 and $112,500, respectively, and upon the selling of securities, once those balances are met, the remaining shares of common stock will be returned to the Company for cancellation. On February 3, 2014, the Company and its subsidiary, Green Hygienics, Inc., filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA Global Credit Master Fund, LP (“TCA”), regarding a dispute among the parties about the lock-box provisions of the Credit Agreement. On March 17, 2014, the Company settled with TCA and will be dismissing the Complaint without prejudice. As part of the settlement and contingent upon the parties’ full performance under the settlement agreement, the parties agreed (1) that the note’s maturity date would be extended to October 25, 2014; (2) that a total amount of $1,506,134.50 was due to TCA under the Credit Agreement and Revolving Note, as amended, as of March 17, 2014; and (3) that $116,982.72 would be wired to TCA within two business days of settlement, and that upon TCA’s receipt of the wire, $1,389,151.78 in principal would be considered outstanding, and no interest and fees would be considered outstanding.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On November 1, 2013, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.14 per share, the closing price of the prior day, or a 40% discount of the five lowest closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $50,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2013, the accrued interest was $1,003. The note matures on March 31, 2014.

Convertible notes,
net of discounts	December 31, 2013				December 31, 2012
				Principal,			Principal,
		Put	Debt	net of		Put	net of
	Principal	Premium	Discounts	Discounts	Principal	Premium	Discounts
Bruce Harmon	$50,000	$-	$-	$50,000	$-	$-	$-
Bruce Harmon	$50,000	50,000	(30,000)	70,000	-	-	-
Lakeport Business Services, Inc.	100,000	100,000	-	200,000	-	-	-
Total	$200,000	$150,000	$(30,000)	$320,000	$-	$-	$-

On April 4, 2013, Harmon, an officer and director of the Company, requested that the Company convert his accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser. A beneficial conversion feature of $31,513 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2013, the accrued interest was $4,488. The note matured on October 4, 2013. The maturity date was extended until December 31, 2013. On January 1, 2014, the note was extended to March 31, 2014. As a condition of the extension, the Company agreed to modify the conversion terms to a discount of 40% of the lowest five days prior to the conversion date.

On July 12, 2013, the Company entered into a convertible promissory note agreement for $100,000 with Bruce Harmon, an officer and director of the Company. The note has an interest rate of 12% per annum and is accrued. The note matures on October 12, 2013. The note, at the holder’s option, is convertible at the lesser of $0.31 per share or at a 30% discount to market on the date prior to conversion. The note was extended to December 31, 2013. On January 1, 2014, the note was extended to March 31, 2014. As a condition of the extension, the Company agreed to modify the conversion terms to a discount of 40% of the lowest five days prior to the conversion date.

On November 1, 2013, Harmon, an officer and director of the Company, requested that the Company convert his accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.14 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $50,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2013, the accrued interest was $1,003. The note matures on March 31, 2014.

NOTE 5 – ACCRUED LIABILITIES

The major components of accrued expenses are summarized as follows:

	December 31,
	2013	2012
Accrued Interest (a)	$57,786	$4,629
Accrued Payroll (a)	-	20,000
Accrued Other	3,268	25,041
Total Accrued Expense	$61,054	$49,670

(a) Related Party
- Accrued Interest	$11,212	$-
- Accrued Payroll	$-	$20,000

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge received an initial issuance of 3,600,000 common shares, 3,000,000 on September 25, 2013, 4,200,000 on October 23, 2013, and 4,400,000 on December 16, 2013, and may be required to return or be entitled to receive shares, based on the calculation summarized in the prior paragraph. For example, Ironridge would be entitled to approximately 10,922,864 additional shares based on a $0.078 per share closing price of our common stock on December 31, 2013, and that there are 26,249,158 shares of common stock issued and outstanding as of December 31, 2013, and ignoring the 9.99% limitation.

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

On July 25, 2013, we issued shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

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

On October 23, 2013, we issued 4,200,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 7, 8 and 10.

On December 16, 2013, we issued 4,400,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 7, 8 and 10.

On January 31, 2014, we issued 4,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 7, 8 and 10.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Oasis Brands, Inc.

On October 16, 2013, the Company received a letter from the attorneys for Oasis Brands, Inc. (“Oasis Brands”), a competitor of the Company and the former employer of Philip Rundle, the Company’s chief executive officer, Jeff Thurgood, the Company’s vice president of sales, and Awie Kardiman, the Company’s controller. The letter alleges infringement of Oasis Brands’ intellectual property, specifically, their trademark “Fiora.” The letter further requests a cease and desist on the Company’s trademark, “Flora,” as issued by the United States Patent and Trademark Office. Oasis Brands has threaten a lawsuit if the Company does not comply with their demand. The Company, due to information provided by Mr. Rundle, who served as chief executive officer of Oasis Brands and was the signer for the application for Oasis Brands’ trademark “Fiora,” contends that “Fiora” was named after a river in Italy whereas “Flora” is the Spanish word for “flower.” Oasis Brands contends that “Fiora” means flower which the Company adamantly contests due to the information from Mr. Rundle and there is no documented validation that “Fiora” means flower. The Company, in an effort to avoid confrontation, will rename its product, even though this is being done voluntarily to avoid the cost of litigation which would delay the launch of its products for the Spanish market. Furthermore, the Company alleges that this incident is related to Oasis Brands concern over the influence the former key members of Oasis Brands will have for the Company. On December 27, 2013, Oasis Brands filed a Notice of Voluntary Dismissal Without Prejudice of Complaint.

TCA Global Credit Master Fund, LP

On February 3, 2014, the Company and its subsidiary, Green Hygienics, Inc., filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA Global Credit Master Fund, LP (“TCA”), regarding a dispute among the parties about the lock-box provisions of the Senior Secured Revolving Credit Facility Agreement, as amended. On March 17, 2014, the Company settled with TCA and will be dismissing the Complaint without prejudice.

Lease Commitment

The Company had an office lease agreement for approximately 1,000 square feet in Cape Coral, Florida pursuant to a lease that will expire on May 31, 2015. Due to a change in ownership of the building, the Company took an opt out option on February 28, 2014. On March 1, 2014, the Company leased approximately 1,542 square feet in Cape Coral, Florida pursuant to a lease that will expire on February 28, 2019. This facility serves as our corporate headquarters. The Company entered into a one year warehouse agreement starting on November 1, 2013 in Ontario, California with approximately 50,000 square feet. The warehouse lease expires on October 31, 2016.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Future minimum lease payments under these leases are as follows:

2014	$208,779
2015	235,557
2016	242,068
2017	18,504
2018	18,504
2019	3,084

Total	$726,496

Rent expense for the years ended December 31, 2013 and 2012 was $21,439 and $309, respectively.

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

On May 16, 2013, the Company engaged Brunson Chandler & Jones, PLLC (“BCJ”) as its legal counsel. The engagement is for one year and requires a monthly payment of $6,000 beginning June 1, 2013, of which a minimum of $1,000 in cash is payable with the remaining portion payable in cash or common stock.

On July 26, 2013, the Company engaged RedChip Companies, Inc. (“RedChip”), a public and investor relations firm. As part of the eight month agreement, the Company is obligated for a monthly fee of $8,000. On February 7, 2014, the Company terminated the agreement with RedChip.

NOTE 7 – RELATED PARTIES

Bruce Harmon (“Harmon”), CFO, and Chairman of the Company, has payables and accruals due to him of $27,671 and $21,084, as of December 31, 2013 and December 31, 2012, respectively.

Philip Rundle (“Rundle”), CEO and Director of the Company, has payables due to him of $1,184 as of December 31, 2013.

On September 26, 2012, with the acquisition of Green Hygienics by Green Innovations, Harmon was issued 49,500,000 shares of common in exchange for the common stock of Green Hygienics. On February 17, 2013, Harmon cancelled 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock (see Note 9).

On November 19, 2012, a subsidiary of the Company acquired, via an APA, certain assets from SBI-TX, from W. Ray (“Tray”) Harrison, Jr. (“Harrison”), a former employee of Green Hygienics.

On February 7, 2013, the Company and Harmon executed a Share Cancellation / Exchange / Return to Treasury Agreement. Harmon returned to the Company 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock. The common shares were cancelled.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On April 4, 2013, Harmon converted accrued compensation into a convertible note payable for $50,000 (see Note 4).

On April 4, 2013, Yogesh Parmar (“Y. Parmar”), a former member of the Advisory Board, purchased 100,000 shares of common stock at a discounted price of $0.54 per share for $50,000 (see Note 9).

On April 15, 2013, the Company issued 300,000 shares of common stock to Rundle (see Note 9) as part of his employment agreement.

On May 8, 2013, Nilesh Parmar (“N. Parmar”), a co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000 (see Note 9).

On May 8, 2013, Kalpesh Parmar (“K. Parmar”), a former member of the Advisory Board and co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000 (see Note 9).

On May 16, 2013, the Company amended the agreement with Harmon to issue shares equal to the contractual obligation to Rundle’s employment agreement. Harmon was issued 300,000 shares at a value of $168,000 or $0.56 per share (see Note 9).

On May 31, 2013, the Company entered into a Licensing Agreement with Tauriga (see Note 2). Harmon, the CFO and Chairman of the Company, is also the former CFO of Tauriga.

On June 18, 2013, the Company issued 62,500 shares or 12,500 each, to its Advisory Board, Perfetti, Y. Parmar, K. Parmar, Sandberg, and DeFilippo. The shares were valued collectively at $28,750. See Note 9.

On July 12, 2013, the Company entered into a convertible promissory note for $100,000 with Harmon (see Note 4).

On July 9, 2013, W. Ray Harrison, Jr., a former employee of the Company, exercised his 500,000 warrants for common stock on a cashless basis using the prior day’s closing price of $0.3378 thereby a forfeiture of 14,801 shares with an issuance of 485,199 shares of common stock (see Note 2 and 9).

On July 12, 2013, W. Ray Harrison, Jr., a former employee of the Company, exercised his 250,000 options for common stock on a cashless basis based on the prior day’s closing price of $0.305 thereby a forfeiture of 8,196 shares with an issuance of 241,804 shares of common stock (see Note 9).

On July 12, 2013, Harmon loaned the Company $100,000 in the form of a convertible note (see Note 4).

On August 16, 2013, the Company issued Bruce Harmon, the Company’s CFO, 300,000 shares of common stock as compensation for services (see Note 9).

On September 5, 2013, the Company issued Jeff Thurgood, the Company’s Vice President of Sales, 250,000 shares of common stock as compensation for services (see Note 9).

On September 5, 2013, the Company issued Determinaction Business Advisory (“DBA”) 300,000 shares of common stock, as compensation for services. Awie Kardiman, the owner of DBA, serves as the Company’s Controller. See Note 9.

On September 10, 2013, the Company issued Rundle 300,000 shares of common stock as a condition of his employment agreement. See Note 9.

On September 10, 2013, the Company issued Harmon 300,000 shares of common stock as a condition of his employment agreement. See Note 9.

On October 7, 2013, the Company issued 62,500 shares or 12,500 each, to its Advisory Board, Perfetti, Y. Parmar, K. Parmar, Sandberg, and DeFilippo. The shares were valued collectively at $14,375. See Note 9.

On October 15, 2013, the Company issued 12,500 shares to Hilton Kahn, a new member of the Company’s Advisory Board. The shares were valued at $2,250. See Note 9.

On July 12, 2013, Harmon loaned the Company $100,000 in the form of a convertible note (see Note 4).

On November 1, 2013, the Company issued 1,111,111 options for common stock to Bruce Harmon pursuant to the renewal of his employment agreement. The options were valued at $150,000. See Note 9.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On November 1, 2013, the Company issued 15,000 shares of common stock to Charles Andrews, a member of the Board of Directors of the Company. The shares were valued at $2,100. See Note 9.

On November 1, 2013, Harmon converted accrued compensation into a convertible note payable for $50,000 (see Note 4).

NOTE 8 – AMOUNTS PAYABLE IN COMMON STOCK AND DERIVATIVE LIABILITY

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

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge received an initial issuance of 3,600,000 common shares, 3,000,000 on September 25, 2013, 4,200,000 on October 23, 2013, and 4,400,000 on December 16, 2013, and may be required to return or be entitled to receive shares, based on the calculation summarized in the prior paragraph. For example, Ironridge would be entitled to approximately 10,922,864 additional shares based on a $0.078 per share closing price of our common stock on December 31, 2013, and that there are 26,249,158 shares of common stock issued and outstanding as of December 31, 2013, and ignoring the 9.99% limitation.

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

As of September 30, 2013, Ironridge has one additional funding of $506,239 to be made on or about October 30, 2013. As of September 30, 2013, $2,114,798 has been funded and 6,600,000 shares of common stock have been issued. The Company incurred $105,740 in fees associated with this transaction. The Company has recorded $1,135,978 as amounts payable in common stock and $417,027 as a derivative liability. See Notes 4 and 9.

On October 23, 2013, we issued 4,200,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 4 and 9.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On December 16, 2013, we issued 4,400,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 4 and 9.

On January 31, 2014, we issued 4,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 4, 9 and 11.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.0001. The common stock is voting.

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

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

On February 19, 2013, the Company declared a share dividend on a basis of 1.24:1 as of the record date of February 19, 2013, thereby all common shareholders shall receive 0.24 of a share for every one share owned. The Company’s issued and outstanding shall increase from 25,000,000 to 31,000,000 shares of common stock. The shares issued to Y. Parmar, DeFilippo, Greenberg, Perfetti and K. Parmar were not eligible for the dividend as they were not issued. The shares of common stock purchased by Coventry Capital on February 12, 2013 were not issued prior to the dividend therefore the Company issued and additional 46,611 shares of common stock to Coventry Capital for the dividend. The total shares issued for the dividend was 6,046,611. These shares were not issued by the Company’s prior transfer agent and the discrepancy was corrected on November 25, 2013.

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

On April 4, 2013, Y. Parmar, a former member of the Advisory Board, purchased 100,000 shares of common stock at a discounted price of $0.54 per share for $50,000 (see Note 6).

On April 4, 2013, Alain Cameron purchased 55,555 shares of common stock at a discounted price of $0.54 per share for $30,000.

On April 15, 2013, the Company granted 300,000 shares of common stock to Rundle, the chief executive officer of the Company, as part of his employment agreement. The Company recorded the value of the shares at $268,750 or $0.90 per share. See Note 6.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On May 8, 2013, N. Parmar, a co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000.

On May 8, 2013, K. Parmar, a former member of the Advisory Board and co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000 (see Note 6).

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

On June 18, 2013, the Company issued to BCJ, the Company’s corporate counsel, 111,905 shares of common stock as part of its annual engagement with BCJ, 100,000 shares due on June 1, 2013, and 11,905 shares for the partial month of May, for legal services. The shares were issued at the previous day’s closing price of $0.49 or $54,833. The 100,000 shares will be amortized over one year.

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

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

On September 10, 2013, the Company issued 300,000 shares of common stock to Rundle as a condition of his employment agreement. The shares were valued at $48,000, or $0.16 per share.

On September 10, 2013, the Company issued 300,000 shares of common stock to Harmon as a condition of his employment agreement. The shares were valued at $48,000, or $0.16 per share.

On September 10, 2013, the Company issued 300,000 shares of common stock to RJR Manufacturers’ Agent as a condition of its consulting agreement. The shares were valued at $48,000, or $0.16 per share.

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

On September 25, 2013, we issued 3,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 4 and 8.

On October 7, 2013, the Company issued 62,500 shares or 12,500 each, to its Advisory Board, Perfetti, Y. Parmar, K. Parmar, Sandberg, and DeFilippo. The shares were valued collectively at $14,375. See Note 7.

On October 8, 2013, the Company issued 44,307 shares of common stock to BCJ for legal services. The shares were valued at $13,723, or $0.31 per share, and due to an averaging method of calculation, a $4,861 loss on issuance was recorded.

On October 8, 2013, the Company issued Clearly Herbal International, a British Virgin Island corporation, an additional 1,700,000 shares of common stock in regards to the Clearly Herbal U.S. trademark and to Clearly Herbal International, a UK corporation, an additional 1,333,333 shares of common stock in regards to the Clearly Herbal UK trademark (see Note 2).

On October 15, 2013, the Company issued 12,500 shares to Hilton Kahn, a new member of the Company’s Advisory Board. The shares were valued at $2,250. See Note 7.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On October 23, 2013, the Company issued 2,316,595 shares to TCA in conjunction with the financing provided by TCA. The shares were valued at $250,000. See Note 4, 8 and 12.

On October 23, 2013, we issued 4,200,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 4, 8 and 12.

On October 31, 2013, the Company issued 40,000 shares of common stock to BCJ for legal services. The shares were valued at $5,600, or $0.14 per share, and due to an averaging method of calculation, a $1,600 loss on issuance was recorded.

On November 1, 2013, the Company issued 15,000 shares of common stock to Charles Andrews, a member of the Board of Directors of the Company. The shares were valued at $2,100. See Note 7.

On November 1, 2013, the Company issued 65,488 shares of common stock to BCJ for legal services. The shares were valued at $14,337, or $0.22 per share, and due to an averaging method of calculation, a $5,168 loss on issuance was recorded.

On November 25, 2013, the Company issued 46,611 shares of common stock to Coventry Capital in regards to the February 2013 dividend.

On November 25, 2013, the Company issued 30,000 shares of common stock to Robert Brennan, a consultant to the Company. Mr. Brennan had previously been issued 30,000 warrants for common stock which was cancelled. The shares were valued at $3,900.

On November 25, 2013, the Company issued 30,000 shares of common stock to Jean-Michel Fitamant, a consultant to the Company. The shares were valued at $3,900.

On November 25, 2013, the Company issued 30,000 shares of common stock to Michele Harris, a leased employee to the Company (became employee in January 2014). The shares were valued at $3,900.

On December 1, 2013, the Company issued 176,219 shares of common stock to BCJ for legal services. The shares were valued at $38,293, or $0.22 per share, and due to an averaging method of calculation, a $17,146 loss on issuance was recorded.

On December 16, 2013, we issued 4,400,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 4, 8 and 12.

Stock Warrants

The Company has granted warrants to an employee. Warrant activity for employees the year ended December 31, 2013 is as follows:
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	500,000	$0.01

Granted	-	$-
Forfeited	-	$-
Exercised	(500,000)	$0.01

Outstanding at December 31, 2013	-	$-	-	$-

Exercisable at December 31, 2013	-	$-

Weighted Average Grant Date Fair Value		$-

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

The Company has granted warrants to non-employees.  Warrant activity for non-employees the year ended December 31, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2012	1,000,000	$0.01

Granted	2,111,111	$0.076
Forfeited	-	$-
Exercised	(1,000,000)	$0.01

Outstanding at December 31, 2013	2,111,111	$0.076	4.54	$68,000

Exercisable at December 31, 2013	2,111,111	$0.076

Weighted Average Grant Date Fair Value		$0.076

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

On August 13, 2013, the Company issued 30,000 warrants with an exercise price of $0.28 per share for common stock to Robert Brennan, a consultant to the Company, as compensation for services.  On November 25, 2013, the Company cancelled the warrants and issued Mr. Brennan 30,000 shares of common stock.

On November 1, 2013, the Company issued 1,111,111 fully vested warrants with an exercise price of $0.135 per share for common stock to RJR Manufacturers’ Agent as compensation for services.  The warrants were valued at $0.135 per warrant or $150,000 using the current price for our common stock.

Stock Options

The Company approved the 2012 Stock Option Plan on November 14, 2012 under which 10,000,000 shares were reserved for issuance.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The Company has granted options to employees. Options activity for the year ended December 31, 2013 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2012	1,250,000	$0.01

Granted	1,111,111	$0.135
Exercised	(250,000)	$0.01
Forfeited	-	$-
Expired	-	$-

Outstanding at December 31, 2013	2,111,111	$0.076	9.36	$68,000

Exercisable at December 31, 2013	2,111,111	$0.076

Weighted Average Grant Date Fair Value		$0.135

On November 14, 2012, the Company granted Bruce Harmon 1,000,000 options for common stock. The options are fully-vested at issuance, have a five-year life, and have an exercise price of $0.01. The options were valued at $0.53 per option or $530,000 using the average price of our common stock. See Note 7.

On November 14, 2012, the Company granted W. Ray Harrison, Jr. 250,000 options for common stock. The options are fully-vested at issuance, have a five-year life, and have an exercise price of $0.01. The options were valued at $0.53 per option or $132,500 using the average price of our common stock. On July 12, 2013, Mr. Harrison exercised these options on a cashless basis based on the prior day’s closing price of $0.305 thereby a forfeiture of 8,196 shares with an issuance of 241,804 shares of common stock (see Note 7).

On November 1, 2013, the Company granted Bruce Harmon 1,111,111 options for common stock. The options are fully-vested at issuance, have a five-year life, and have an exercise price of $0.135. The options were valued at $0.135 per option or $150,000. See Note 7.

NOTE 10 – INCOME TAX

For the fiscal year 2013 and 2012, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2013 and 2012, the Company has net operating loss carry forwards of approximately $__,000 and $71,000, respectively. The carry forwards expire through the year 2032. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	December 31,
	2013	2012

Tax expense (benefit) at the statutory rate	$(2,839,400)	$(411,925)
State income taxes, net of federal income tax benefit	(231,610)	(26,294)
Non-deductible items	4,539	165,649
Change in valuation allowance	3,066,471	272,570

Total	$-	$-

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012, respectively, are as follows:

	December 31,
	2013	2012

Deferred tax assets:
Net operating loss carryforward	$3,137,524	$71,053
Stock options	201,517	201,517
Total gross deferred tax assets	3,339,041	272,570
Less: Deferred tax asset valuation allowance	(3,339,041)	(272,570)
Total net deferred tax assets	-	-

Deferred tax liabilities:
Depreciation	-	-
Total deferred tax liabilities	-	-

Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2013 and 2012 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $3,339,041 and $272,570 as of December 31, 2013 and 2012, respectively. The increase in valuation allowance in 2013 was $3,066,471.

NOTE 11 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of December 31, 2013. There have been no losses in these accounts through December 31, 2013.

Concentration of Intellectual Property

The Company owns the trademark “SENSATIONAL” and “CLEARLY HERBAL” through the acquisitions from SBI-TX (see Note 2) and CHI (see Note 2), respectively, as filed with the United States Patent and Trademark Office. Additionally, the Company has filed and been issued the trademark “FLORA” (see Note 6) and has a patent pending on “SENSATIONALLY.”

NOTE 12 – SUBSEQUENT EVENTS

From January 1, 2014 to the date of this Report, the Company received purchase orders in the amount of approximately $483,000 and shipped inventory in the amount of approximately $879,000 to various customers.

On January 1, 2014, the Company issued 131,492 shares of common stock to BCJ for January legal fees. The shares were valued at $10,519, or $0.08 per share, and due to an averaging method of calculation, a loss on issuance will be recorded.

On January 2, 2014, the Company sold 190,476 shares of common stock to Warren Keith Lott, in exchange for $10,000. The shares were sold at an approximate 25% discount to the current market, or $0.0525. The discount will be recorded as a loss.

Green Innovations Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On January 3, 2014, the Company issued 51,471 shares of common stock to Thomas Carluccio, Jr., a consultant to the Company, in lieu of account payable of $1,125 and a retainer of $1,500 for future services.  The shares were valued at an approximate 25% or $0.051 per share.  The discount will be recorded as a loss.

On January 6, 2014, the Company paid LG Capital’s July 6, 2013 convertible note in full for $119,340.  The payment included $76,500 in principal, $3,035 of accrued interest, and a loss on settlement of $39,805.  See Note 4.

On January 8, 2014, Black Mountain Equities converted $10,000 of principal of its convertible note with the Company, into 263,505 shares of common stock.  The shares were converted at $0.03795 due to the various discounts in the note.  The Company will record a loss on conversion of $11,080.  See Note 4.

On January 22, 2014, Jeff Thurgood, an employee of the Company, purchased 152,000 shares of common stock for $9,975, which was discounted from the current price at $0.065625 per share, which will be recorded in 2014 accordingly.

On January 24, 2014, Black Mountain Equities converted $50,500 of principal of its convertible note with the Company, into 1,231,708 shares of common stock.  The shares were converted at $0.0755 due to the various discounts in the note.  The Company will record a loss on conversion of $48,160.  See Note 4.

On January 31, 2014, we issued 4,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.  See Notes 4, 8 and 9.

On February 1, 2014, the Company issued 15,000 shares of our common stock to Andrews, a member of the board of directors, under the consulting agreement with him.  The shares will be expensed accordingly.  See Note 7.

On February 3, 2014, the Company and its subsidiary, Green Hygienics, Inc., filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA Global Credit Master Fund, LP (“TCA”), regarding a dispute among the parties about the lock-box provisions of the Senior Secured Revolving Credit Facility Agreement, as amended.  On March 17, 2014, the Company settled with TCA and will be dismissing the Complaint without prejudice.  As part of the settlement and contingent upon the parties’ full performance under the settlement agreement, the parties agreed (1) that the note’s maturity date would be extended to October 25, 2014; (2) that a total amount of $1,506,134.50 was due to TCA under the Credit Agreement and Revolving Note, as amended, as of March 17, 2014; and (3) that $116,982.72 would be wired to TCA within two business days of settlement, and that upon TCA’s receipt of the wire, $1,389,151.78 in principal would be considered outstanding, and no interest and fees would be considered outstanding.

On February 20, 2014, the Company received $50,000 cash from Black Mountain under the provision in their note that provides, at Black Mountain’s option, the additional investment.  An amendment to the convertible note was executed under the same terms and conditions.  The note will be recorded as $55,000 which reflects the $5,000 in legal fees associated with the execution of the amendment.  See Note 4.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2013 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2013, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2013:

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

In June 2013, the Company appointed Determinaction Business Advisory (“DBA”) to serve as Controller. DBA is a consulting firm owned by Awie Kardiman, an accounting professional with more than twenty years’ experience as a financial professional who has also served as chief financial officer of a large paper company.

In June 2013, the Company contracted with a leased employee who, in January 2014 became an employee of the Company, serves as an accounting assistant.

In October 2013, the Company appointed Charles Andrews as an independent Director. Mr. Andrews has more than thirty-five years’ experience as a financial professional serving as controller of several publicly registered entities and as chief financial officer of several private companies. Mr. Andrews has been certified as an information systems auditor (CISA) while managing the internal audit department for a Fortune 500 company.

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

Name	Age	Position

Philip Rundle	53	Chief Executive Officer and Director
Bruce Harmon	55	Chief Financial Officer and Chairman of the Board of Directors
Charles Andrews	59	Director

Biographies of Directors and Officers

Philip Rundle was appointed as chief executive officer on April 15, 2013. Mr. Rundle spent 16 years with Kimberly-Clark Corporation (NASDAQ: KMB), a $21B leading international consumer goods company and Fortune 500 company (#137 in 2012). In 1999, after holding various positions, including Marketing Director and Business Unit Director for Kimberly-Clark in South Africa and the United States, Mr. Rundle was named Vice President, Central and Eastern Europe. In 2003, he was named Vice President of NATO Brand Development, which brought him back to the United States. In this role, he led the effort to revitalize revenue and profit growth, and directed an international team of employees. His last role was as CEO of Oasis Brands and Mercury Paper in North America, a leading Asia paper and pulp company, where he created an aggressive business model to double revenue and volume while greatly enhancing EBITDA, shareholder value and brand leadership for the past three years. His most recent endeavor was as a consultant for a leading Private Equity company on potential acquisitions in the CPG field. Mr. Rundle has a Bachelor’s degree in Marketing from Damelin College and an Advanced Management diploma in Business Administration from the University of Witwatersrand in South Africa.

Bruce Harmon has served as our chief financial officer and chairman, since August 2012. Mr. Harmon served as chief financial officer and director of Alternative Construction Technologies, Inc. (ACCY), a construction material manufacturing company located in Melbourne, Florida, from 2005 to 2008, chief financial officer and director of Accelerated Building Concepts Corporation (ABCC), a construction company located in Orlando, Florida, from 2006 to 2008, as chief financial officer and director of Organa Technologies Group, Inc. (OGTG), a technology company located in Melbourne, Florida, from 2006 to 2008, as interim chief financial officer and director of Winwheel Bullion, Inc. (WWBU), a public shell, located in Newport Beach, California, from 2009 to 2011, from 2011 to 2012, as chief financial officer, director and interim chief executive officer of Omni Ventures, Inc. (OMVE), a Kansas City, Kansas based apparel company, chief financial officer and chairman of the board of eLayaway, Inc. (ELAY), a Tallahassee, Florida based online payment processor specializing in layaway, and as interim chief financial officer of Tauriga Sciences, Inc. (TAUG), a Danbury, Connecticut based biotech company. Mr. Harmon holds a B.S. degree in Accounting from Missouri State University.

Charles R. “Buck” Andrews has over 35 years of diverse business experience in legal, mining, manufacturing, software development and not-for-profit entities on a domestic and international level. Positions Mr. Andrews has held range from entry level accounting after graduating from college in Boulder, Colorado, to CFO for a Vancouver-based Canadian junior mining concern, and to Division Controller for a Denver-based Fortune 500 mining and manufacturing company, Amoco Minerals Company, a division of Standard Oil of Indiana. Mr. Andrews has substantial experience in accounting/financial reporting, auditing, SEC reporting, SOX compliance, budgeting, and banking and financing, equipment leasing, benefit plans administration, and IT systems development and implementation. Mr. Andrews earned a certification as an information systems auditor (CISA) in 1991 while managing the internal audit department for Cyprus Minerals Company (Amoco). Mr. Andrews is currently the Director of Administration and Finance for Beatty & Wozniak, P.C. in Denver, Colorado.

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

Director Compensation

During the fiscal year ended December 31, 2013, our independent director received equity compensation for his services. During the fiscal year ended December 31, 2012, our independent directors did not receive any compensation from us for their services. Directors that were employees were not paid any fees for their role as director.

Directors’ and Officers’ Liability Insurance

Green Innovations has directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Board Committees

The Company does not have any committees.

We expect our board of directors, in the future, to appoint a nominating committee, an audit committee, and any other applicable committee, as applicable, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek a listing on a national securities exchange.

11. Executive Compensation.

The table below sets forth, for our last two fiscal years, the compensation earned by Philip Rundle, our chief executive officer, Bruce Harmon, our chief financial officer, and Mordechay David, our former president.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Philip Rundle (1)	2013	$174,900	$-	$-	$-	$275,125	$-	$450,025
Chief Executive Officer	2012	$-	$-	$-	$-	$-	$-	$-
and Director

Bruce Harmon (2)	2013	$220,000	$-	$-	$-	$401,370	$-	$621,370
Chief Financial Officer	2012	$20,000	$-	$-	$-	$-	$-	$20,000
and Chairman

Mordechay David (3)	2013	$-	$-	$-	$-	$-	$-	$-
President and Director	2012	$-	$-	$-	$-	$-	$-	$-

(1)
Mr. Rundle was appointed as CEO in April 2013 and as Director in November 2013. On April 1, 2013, the Company and Mr. Rundle entered into an employment agreement to provide an annualized salary of $219,600 for the first three months which increased to an annualized salary of $240,0001.

(2)
Mr. Harmon was appointed as CEO, CFO and Chairman in August 2012. On November 1, 2012, the Company and Mr. Harmon entered into an employment agreement to provide a salary of $120,000 per year which increased to $219,600 on April 1, 2013 for three months and then to $240,000 per year, both simultaneous with the salaries of Mr. Rundle. As of December 31, 2012, due to cash flow restraints, $750 of the compensation due to Mr. Harmon was accrued and during the year, Mr. Harmon converted $100,000 of accrued compensation into convertible notes payable.

(3)	Mr. David was appointed as presidend and director on July 1, 2008. On October 10, 2012, he resigned from all positions.

Director	Fees Earned or Paid in Cash	Stock Awards	Warrant Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Charles Andrews (1)	$-	$2,100	$-	$-	$-	$-	$2,100

(1)	Mr. Andrews was appointed as director on October 31, 2013.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of December 31, 2013 (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3208 Chiquita Boulevard S., Suite 216, Cape Coral, Florida 33914.

		Amount &
		Nature
		of Beneficial		Percent of
Title of Class	Name of Beneficial Owners	Ownership (1)		Class (2)

Common stock, $0.0001 par value	Philip Rundle (3)	600,000		* %
Common stock, $0.0001 par value	Bruce Harmon (3)	6,211,111	(5)	7.2%
Series A preferred stock, $0.0001 par value	Bruce Harmon (3)	5,000,000		100%
Common stock, $0.0001 par value	Charles Andrews (4)	15,000		* %

Common stock, $0.0001 par value	All officers and directors as a Group	6,826,111		7.9%
Series A preferred stock, $0.0001 par value	All officers and directors as a Group	5,000,000		100%
________
* Less than 1%

1.
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power to the shares of the Company’s common stock.

2.
As of December 31, 2013, a total of 85,252,830 shares of the Company’s common stock are considered to be issuable and outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating the percent of class.

3.	Officer and director.
4.	Director.
5.	Mr. Harmon owns 5,100,000 shares of common stock and 1,111,111 options for common stock exercisable within 60 days.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Kalpesh Parmar and Yogesh Parmar, both former members of the Advisory Board, are owners of American Hygienics Corporation, which has a Licensing Agreement with the Company and is one of the primary manufacturers for the Company.

Michael Perfetti, a former member of the Advisory Board, is the owner of Perfetti Sales & Marketing, a broker under contract with GHI.

Sander Greenberg, a former member of the Advisory Board, is the owner of S Greenberg & Associates, a broker under contract with GHI.

Hilton Kahn, a member of the Advisory Board, is part of management of R1 Resources, a broker under contract with GHI.

Item 14.   Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, DKM Certified Public Accountants for 2012 and Weinberg & Baer LLC for 2011, for the categories of services indicated.

	Years Ended December 31,
Category	2013	2012
Audit Fees	$12,000	$7,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,000	$7,500

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2012)
10.1	Share Exchange Agreement between the Company, Green Hygienics, Inc. and Bruce Harmon dated September 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.2	Licensing Agreement between American Hygienics Corporation and Green Hygienics, Inc. dated August 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.3	Release between the Company and Mordechay David dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2012)
10.4	Release between the Company and Shamir Benita dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2012)
10.5 (1)	Employment Agreement with Philip Rundle dated April 1, 2013
10.6	License Agreement with Tauriga Sciences, Inc. dated May 31, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 6, 2013)
10.7 (1)	Stipulation for Settlement of Claims dated July 24, 2013
10.8	Senior Secured Revolving Credit Facility Agreement dated October 24, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on October 31, 2013)
10.9	Revolving Convertible Promissory Note dated October 24, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on October 31, 2013)
10.10 (1)	Employment Agreement with Bruce Harmon dated November 1, 2012.
10.11 (1)	Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement dated March 17, 2014
10.12 (1)	Amended and Restated Revolving Convertible Promissory Note dated March 17, 2014
21.1	Subsidiaries of the Registrant: Green Hygienics, Inc., a Florida corporation
31.1 (1)
Certification of Principal Executive Officer of Green Innovations Ltd. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)
Certification of Principal Accounting Officer of Green Innovations Ltd. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Principal Executive Officer of Green Innovations Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of Green Innovations Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________
(1)   Filed herewith

Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Philip Rundle	March 17, 2014
Philip Rundle, Principal Executive Officer	Date

/s/ Bruce Harmon	March 17, 2014
Bruce Harmon, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip Rundle	March 17, 2014
Philip Rundle, Director	Date

/s/ Bruce Harmon	March 17, 2014
Bruce Harmon, Director	Date

/s/ Charles Andrews	March 17, 2014
Charles Andrews, Director	Date