Form 10-Q
period 2014-03-31
Green Innovations Ltd.
filed 2014-05-01
CIK 1491471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of April 28, 2014 the registrant had 75,097,535 shares of its Common Stock, $0.0001 par value, outstanding.

TABLE OF CONTENTS

GREEN INNOVATIONS, LTD.

ITEM 1. FINANCIAL STATEMENTS

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash	$81,744	$38,305
Accounts receivable	384,819	91,227
Other receivable	68,350	-
Inventory, net	1,290,426	1,999,575
Prepaid expense	268,943	441,366
Total current assets	2,094,282	2,570,473

Intangible assets, net	823,578	838,411
Other assets	48,762	42,747

Total assets	$2,966,622	$3,451,631

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable, net of discounts	$2,679,100	$1,781,272
Convertible notes payable, net of discounts, to related parties	350,000	320,000
Accounts payable	101,462	122,403
Accounts payable to related parties	-	31,953
Accrued expenses	94,433	61,054
Guaranteed value of stock	-	69,306

Total current liabilities	3,224,995	2,385,988

Long-term liabilities
Convertible notes, net of discounts	-	216,139

Total long-term liabilities	-	216,139

Commitments and contingencies (Note 5)

Amounts payable in common stock	612,169	1,079,348

Derivative liability	948,538	347,223

Total liabilities	4,785,702	4,028,698

Stockholders' deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000
shares issued and outstanding, respectively	500	500
Common stock, $0.0001 par value, 150,000,000 shares authorized, 106,376,051
and 85,252,830 shares issued, issuable and outstanding, respectively	10,638	8,525
Additional paid-in capital	10,533,347	8,954,568
Accumulated deficit	(12,363,565)	(9,540,660)
Total stockholders' deficit	(1,819,080)	(577,067)

Total liabilities and stockholders' deficit	$2,966,622	$3,451,631

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31,
(unaudited)

	2014	2013

Revenue, net	$1,367,294	$161,705

Operating expenses
Direct costs of revenue	933,789	142,124
General and administrative (includes $229,092 and $1,013,792 for the three months ended March 31, 2014 and 2013, respectively, of stock-based compensation and settlements)	1,165,530	1,157,258
Selling and marketing expenses	480,690	53,563

Operating loss	(1,212,715)	(1,191,240)

Other income (expense)
Beneficial conversion feature expense	(358,502)	-
Gain on sale of investment	214,000	-
Gain on cancellation of stock	1,707	-
Loss on conversion	(125,579)	-
Loss on issuance of stock	(22,372)	-
Loss on sales of stock	(3,705)	-
Loss on debt discount	-	-
Loss on settlement of notes	(39,805)	-
Change in derivatives	(1,104,135)	-
Interest expense - amortization	(94,370)	-
Interest expense	(77,429)	(5,657)

Total other income (expense)	(1,610,190)	(5,657)

Net loss	$(2,822,905)	$(1,196,897)

Net loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average number of shares
outstanding - Basic and Diluted	92,142,476	47,159,577

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(2,822,905)	$(1,196,897)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intangibles	14,833	4,833
Amortization of debt discounts to interest expense	94,370	341
Amortization of beneficial conversion features to interest expense	358,502	-
Amortization of options	-	11,042
Issuance of common stock for services	229,092	239,625
Issuance of warrants on contract	-	880,000
Gain on sale of investment	(214,000)	-
Derivative liability	1,104,135	-
Loss on sales of stock	3,705	-
Loss on issuance of stock	22,372	-
Loss on settlement of notes	39,805	-
Loss on conversion	125,579	-
Gain on cancellation of stock	(1,707)	-
Changes in operating assets and liabilities:
Accounts receivable	(293,592)	59,176
Other receivable	(68,350)	-
Inventory, net	709,149	(188,670)
Prepaid expense	172,423	(259,716)
Other assets	(6,015)	-
Accounts payable	(20,941)	8,304
Accounts payable to related parties	(31,953)	(11,156)
Accrued expenses	33,379	53,520
Accrued expenses to related parties	-	50,000
Guaranteed value of stock	(69,306)	-
Net cash used in operating activities	(621,425)	(349,598)

Cash flows from financing activities:
Proceeds from notes	555,000	9,560
Repayment of notes	(147,196)	(49,300)
Derivative liability	237,085	-
Proceeds from issuance of common stock	19,975	385,000
Net cash provided by financing activities	664,864	345,260

Net decrease in cash	43,439	(4,338)

Cash at beginning of period	38,305	45,743

Cash at end of period	$81,744	$41,405

Supplemental disclosure of cash flow information:

Cash paid for interest	$58,495	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Cancellation of common stock	$-	$(500)

Issuance of preferred stock	$-	$500

Issuance of stock as condition of loan	$612,169	$-

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD. (f/k/a Winecom, Inc.)
and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2014
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Green Innovations Ltd. and Subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended March 31, 2014 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2014. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2013 filed on March 18, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiary (as of March 31, 2014), Green Hygienics. All significant inter-company balances and transactions have been eliminated in consolidation.

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

The Company may have other revenue that deviates from the normal course of business. As of March 31, 2014, the Company has the following other revenue:

•	Sale of investments – includes the sale of securities obtained for the compensation for the licensing rights to various products of the Company.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share as of March 31, 2014 consist of convertible notes convertible into 27,297,822 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 8).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of March 31, 2014 and 2013.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2014 through the date these unaudited consolidated financial statements were issued.

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

This transaction was treated as a reverse merger therefore the financials prior to the acquisition are those of Green Hygienics which was not in operation and/or in existence therefore the balances reflect zero. There was a related party note (see Note 6) which was properly recorded at June 30, 2013 as part of the combined company.

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

Clearly Herbal

On April 4, 2013, Green Hygienics acquired certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI-BVI”). The purpose of the APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered with the United States Patent and Trademark Office. The Company paid the owner of CHI 300,000 shares of restricted common stock of the Company (see Note 8) and recorded the value of the transaction at $360,000.As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20. As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,700,000 shares of restricted stock were issued (see Notes 2 and 8).

On April 4, 2013, Green Hygienics contracted to acquire certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a United Kingdom corporation (“CHI-UK”). The purpose of the APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered in the United Kingdom. The closing date was set for July 4, 2013 or earlier but has been extended until August 31, 2013. The Company paid the owner of CHI 200,000 shares of restricted common stock of the Company (see Note 8) and recorded the value of the transaction at $240,000.As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,133,333 shares of restricted stock were issued (see Notes 2 and 8).

Licensing Agreement

On May 31, 2013, Green Hygienics entered into a Licensing Agreement with Tauriga Sciences, Inc. (”Tauriga”) to grant Tauriga the North American exclusive rights to commercially market certain products related to hospital grade wipes including paper, green and 100% tree-free bamboo-based and biodegradable. The agreement has a term of five years with a five year extension. Tauriga agreed to pay Green Hygienics $250,000 for the fee which was payable on the following terms; $65,000 upon execution of the agreement and $185,000 within ninety days of receipt of samples of the products and applicable marketing material. Tauriga, a publicly registered entity trading under the symbol “TAUG,” and Green Hygienics agreed to the exchange of restricted common stock of TAUG and Green Innovations equal to a present day value of $250,000. On September 18, 2013, as Tauriga had satisfied the licensing fee, the Company issued to Tauriga 625,000 shares of common stock which were valued at $0.40 per share on the date of the transaction and recorded accordingly. Tauriga issued 4,347,826 shares of its common stock on July 16, 2013. Bruce Harmon, the CFO and Chairman of the Company, is also the former CFO of Tauriga (see Note 6). The transaction was completed as an arm’s length transaction. Tauriga has paid $143,730 in cash and, as a settlement for the remaining $106,270 payable to the Company, the Company received an additional 2,500,000 shares of common stock of Tauriga. As of March 31, 2014, the Company had sold 4,347,826 shares and recognized a net gain on the sale of $214,000. Additionally, the Company still held 2,500,000 shares and, based on the closing price of $0.081 for Tauriga on March 31, 2014, the shares were valued at $202,500. As the Tauriga stock was restricted stock under Rule 144 at March 31, 2014, the Company has determined that these shares will not be recorded as an asset to the Company until said shares have been held for the required term under Rule 144, and once said shares have been sold, the Company will record the net proceeds as a gain. Subsequent to March 31, 2014, the Company has sold 1,245,181 shares as of April 29, 2014, and recognized a net gain of approximately $61,000.

The Company has recorded the following intangibles related to the acquisitions:

		Accumulated
	Asset	Amortization	Net

Intangibles - December 31, 2013	$890,000	$(51.589)	$838,411
Additions	-	-	-
Amortization	-	(14,833)	(14,833)
Intangibles - March 31, 2014	$890,000	$(66,422)	$823,578

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $2,822,905 and used cash in operating activities of $621,425 for the three months ended March 31, 2014. The Company had working capital deficit, stockholders’ deficiency and accumulated deficit of $1,130,713, $1,819,080 and $12,363,565, respectively, at March 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, all classified as current at March 31, 2014 and December 31, 2013, consists of the following:

Convertible notes,
net of discounts	March 31, 2014				December 31, 2013
				Principal,				Principal,
		Put	Debt	net of		Put	Debt	net of
	Principal	Premium	Discounts	Discounts	Principal	Premium	Discounts	Discounts
Coventry Capital, LLC (1)	$30,000	$3,333	$-	$33,333	$30,000	$3,333	$-	$33,333
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	-	55,556
Coventry Capital, LLC (1)	20,000	2,222	-	22,222	20,000	2,222	-	22,222
Coventry Capital, LLC (1)	35,000	3,889	-	38,889	35,000	3,889	-	38,889
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	-	55,556
Avanti Distribution, Inc. (1)	9,560	4,097	-	13,657	9,560	4,097	(3,074)	10,583
RJR Manufacturers' Agent, Inc.	50,000	-	-	50,000	50,000	-	-	50,000
RJR Manufacturers' Agent, Inc.	100,000	-	-	100,000	100,000	-	-	100,000
RJR Manufacturers' Agent, Inc.	50,000	50,000	-	100,000	50,000	50,000	(30,000)	70,000
Black Mountain Equities, Inc.	-	-	-	-	55,000	-	-	55,000
TCA Global Credit Master Fund, LP	1,379,207	1,500,000	(724,320)	2,154,887	950,003	1,000,000	(582,822)	1,367,181
LG Capital Funding, LLC	-	-	-	-	76,500	62,591	-	139,091
Black Mountain Equities, Inc.	55,000	-	-	55,000	-	-	-	-
Total	$1,828,767	$1,574,653	$(724,320)	$2,679,100	$1,476,063	$1,137,244	$(615,896)	$1,997,411

(1) At 12/31/13, classified as long-term liability.

On August 15, 2012, the Company executed a convertible promissory note with Coventry Capital, LLC (“Coventry Capital”) for $30,000. The note bears interest at the rate of 10% per annum which accrues. As of March 31, 2014 and December 31, 2013, the accrued interest was $5,035 and $4,285, respectively. The note matures on August 15, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time.

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

On September 4, 2012, Green Hygienics executed a convertible promissory with Kachess for $6,800. The note bears interest at the rate of 12% per annum which accrues. As of March 31, 2014 and December 31, 2012, the accrued interest was $60 and $0, respectively. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time. On February 13, 2013, the Company repaid the principal and accrued interest of $362 for a total payment of $7,162.

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

On October 17, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of March 31, 2014 and December 31, 2013, the accrued interest was $7,291 and $6,041, respectively. The note matures on October 17, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 6, 2012, the Company executed a convertible promissory note with Coventry Capital for $20,000. The note bears interest at the rate of 10% per annum which accrues. As of March 31, 2014 and December 31, 2013, the accrued interest was $2,642 and $2,142, respectively. The note matures on December 6, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 18, 2012, the Company executed a convertible promissory note with Coventry Capital for $35,000. The note bears interest at the rate of 10% per annum which accrues. As of March 31, 2014 and December 31, 2013, the accrued interest was $4,509 and $3,634, respectively. The note matures on December 8, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 28, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of March 31, 2014 and December 31, 2013, the accrued interest was $6,305 and $5,055, respectively. The note matures on December 28, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On March 14, 2013, the Company executed a convertible promissory note with Avanti Distribution, Inc. for $9,560. The note bears interest at the rate of 12% per annum which accrues. As of March 31, 2014 and December 31, 2013, the accrued interest was $1,208 and $921, respectively. The note matures on March 14, 2015. The conversion price is equal to 70% of the average of the closing prices of the Company’s common stock for the preceding five trading days. The Company recorded a debt discount of $3,756.

On April 4, 2013, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser. A beneficial conversion feature of $31,513 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of March 31, 2014 and December 31, 2013, the accrued interest was $5,988 and $4,488, respectively. The note matured on October 4, 2013. The maturity date was extended to December 31, 2013. On January 1, 2014, the note was extended to March 31, 2014. On March 31, 2014, the note was extended to June 30, 2014. As a condition of the October 4, 2013 extension, the Company agreed to modify the conversion terms to a discount of 40% of the average of the lowest five days closing price from the date of the note until the conversion date.

On April 15, 2013, the Company entered into a one year convertible promissory note agreement for up to $500,000 with JMJ Financial (“JMJ”). The note has an interest rate of 5% per annum of the $500,000 earned as of the 91st day of the note. The note, at the holder’s option, is convertible at $1.04 per share and if the price per share at the time of conversion is greater than $1.04 per share, on average for the previous 25 trading days, the conversion rate shall have a 25% discount, with the minimum price of $1.04 per share. On April 17, 2013, the Company received $100,000. A beneficial conversion feature of $33,333 was recorded and will be accreted monthly from the issuance date of the note through maturity. On June 26, 2013, JMJ amended the agreement and funded the Company an additional $50,000. A beneficial conversion feature of $39,216 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2013, the accrued interest was $60,000. On October 17, 2013, JMJ filed a conversion of $24,660 into 300,000 shares of common stock based on the calculated price of $0.0822. The Company, per the provisions of the note, issued an objection to the conversion. On October 30, 2013, the Company settled on a repayment of $150,000 thereby extinguishing the note and all related liabilities in their entirety. JMJ returned to the Company the previously issued shares of stock of the Company (see Note 8).

On May 8, 2013, the Company entered into a convertible promissory note with Avalon Capital Corp. (“Avalon”) for $100,000. The note bears interest at 12% per annum, matured on November 8, 2013, and converts at the lesser of $0.55 per share or a 40% discount at the time of conversion. A beneficial conversion feature of $100,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. On November 10, 2013, Avalon assigned this note to RJR Manufacturers’ Agent. As of March 31, 2014 and December 31, 2013, the accrued interest was $10,858 and $7,858, respectively. The note matured on November 8, 2013. The note was extended to December 31, 2013. On January 1, 2014, the note was extended to March 31, 2014. On March 31, 2014, the note was extended to June 30, 2014. As a condition of the November 8, 2013 extension, the Company agreed to modify the conversion terms to a discount of 40% of the average of the five lowest closing prices from the date of the note until the conversion date.

On May 20, 2013, the Company entered into a convertible promissory note agreement for $105,000 with Evolution Capital, LLC (“Evolution”). The note has an interest rate of 12% per annum and is accrued. The note, at the holder’s option, is convertible at the lesser of $0.54 or 40% of the average 10 days prior to conversion. A beneficial conversion feature of $105,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2013, the accrued interest was $4,626. The note matured on February 20, 2014. On November 26, 2013, the Company and Evolution entered into a Note Termination Agreement as the Company paid Evolution a settlement of $147,000, of which $4,626 was accrued interest and $37,374 was recorded as a loss on settlement of liability.

On May 30, 2013, the Company entered into a convertible promissory note with Avalon Capital Corp. (“Avalon”) for $50,000. The note bears interest at 12% per annum, matured on November 30, 2013, and converts at the lesser of $0.55 per share or a 40% discount at the time of conversion. A beneficial conversion feature of $50,000 was recorded and was accreted monthly from the issuance date of the note through June 30, 2013. This note was not to have been issued as it was paid back to Avalon by RJR Manufacturers’ Agent. The note was cancelled on August 31, 2013, retroactive to May 30, 2013 for accounting purposes and the accretion was reversed accordingly.

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

On June 12, 2013, the Company entered into a convertible promissory note agreement for $55,500 with Black Mountain Equities, Inc. (“Black Mountain”). The note has an interest rate of 10% per annum and is accrued. The note, at the holder’s option, is convertible at the lesser of $0.50 or a 25% discount to market on average of the prior 20 trading days. A beneficial conversion feature of $41,111 was recorded and will be accreted monthly from the issuance date of the note through maturity. As a condition of the agreement, the Company issued 10,000 shares of common stock (see Note 8). As of December 31, 2013, the accrued interest was $5,000. The note matures on January 15, 2014. On December 5, 2013, the Company and Black Mountain entered into a Release and Lock Up Leak Out Agreement whereas Black Mountain would be limited to daily sales no greater than 10% of that day’s cumulative trading volume. On January 8, 2014, Black Mountain converted $10,000 of principal into 263,505 shares based on a discounted conversion price of $0.03795 (see Note 8). On January 24, 2014, Black Mountain converted $50,500 of principal and interest into 1,231,708 shares based on a discounted conversion price of $0.0755 (see Note 8). The discounts were recorded as a loss. On February 20, 2014, the Company received $50,000 cash from Black Mountain under the provision in their note that provided, at Black Mountain’s election, the right to fund an additional $50,000 to the Company. An amendment to the convertible note was executed under the same terms and conditions as the original note. The note was recorded as $55,000 which reflects the $5,000 in origination fees associated with the execution of the amendment.

On July 5, 2013, the Company entered into a convertible promissory note agreement for $76,500 with LG Capital Funding, LLC (“LG Capital”). The note has an interest rate of 8% per annum and is accrued. The note matures on April 5, 2014. The note, at the holder’s option, is convertible at a 45% discount to market on average of the lowest 2 days over the prior 10 trading days. As of December 31, 2013, the accrued interest was $3,035. On January 6, 2014, the Company terminated the note with a payment of $119,340.

On October 24, 2013, the Company secured financing from TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”). Effective on October 24, 2013, we entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”), pursuant to which TCA agreed to loan up to a maximum of $5 million to us for working capital purposes. A total of $892,830 was funded by TCA in connection with the closing. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Convertible Promissory Note (the “Revolving Note”), the repayment of which is secured by Security Agreements executed by us and our wholly-owned subsidiary, Green Hygienics, Inc. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA. The initial Revolving Note in the amount of $1,000,000 is due and payable along with interest thereon on April 24, 2014, and bears interest at the minimum rate of 18% per annum, increasing to 24% per annum upon the occurrence of an event of default. The conversion rate is 85% of the lowest VWAP of the Company’s stock for the five days preceding the conversion date. We also agreed to pay TCA a fee of $250,000, payable in the form of 2,316,595 shares of common stock. On January 17, 2014, the Company and TCA entered into Amendment No. 1 of the agreement which provided the Company with an additional $500,000. As a condition of the Amendment No. 1, the note maturity date was extended an addition six months. We also agreed to pay TCA a fee of $112,500, payable in the form of 2,684,964 shares of common stock. Both issuances of common stock have a guaranteed value, and any deficiency would require the issuance of additional shares, whereas TCA has a ceiling of the $250,000 and $112,500, respectively, and upon the selling of securities, once those balances are met, the remaining shares of common stock will be returned to the Company for cancellation. On February 3, 2014, the Company and its subsidiary, Green Hygienics, Inc., filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA Global Credit Master Fund, LP (“TCA”), regarding a dispute among the parties about the lock-box provisions of the Credit Agreement. On March 17, 2014, the Company settled with TCA and subsequently dismissed the Complaint without prejudice. As part of the settlement and contingent upon the parties’ full performance under the settlement agreement, the parties agreed (1) that the note’s maturity date would be extended to October 25, 2014; (2) that a total amount of $1,506,134.50 was due to TCA under the Credit Agreement and Revolving Note, as amended, as of March 17, 2014; and (3) that $116,982.72 would be wired to TCA within two business days of settlement, and that upon TCA’s receipt of the wire, $1,389,151.78 in principal would be considered outstanding, and no interest and fees would be considered outstanding. As of March 31, 2014, the principal and accrued interest balances were $1,379,207 and $5,057, respectively.

On November 1, 2013, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.14 per share, the closing price of the prior day, or a 40% discount of the five lowest closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $50,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of March 31, 2014 and December 31, 2013, the accrued interest was $2,503 and $1,003, respectively. The note matured on March 31, 2014. On March 31, 2014, the note was extended until June 30, 2014.

Convertible notes,
net of discounts	March 31, 2014				December 31, 2013
				Principal,				Principal,
		Put	Debt	net of		Put	Debt	net of
	Principal	Premium	Discounts	Discounts	Principal	Premium	Discounts	Discounts
Bruce Harmon	$50,000	$-	$-	$50,000	$50,000	$-	$-	$50,000
Bruce Harmon	$50,000	50,000	-	100,000	$50,000	50,000	(30,000)	70,000
Lakeport Business Services, Inc.	100,000	100,000	-	200,000	100,000	100,000	-	200,000
Total	$200,000	$150,000	$-	$350,000	$200,000	$150,000	$(30,000)	$320,000

On April 4, 2013, Harmon, an officer and director of the Company, requested that the Company convert his accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser. A beneficial conversion feature of $31,513 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of March 31, 2014 and December 31, 2013, the accrued interest was $5,988 and $4,488, respectively. The note matured on October 4, 2013. The maturity date was extended until December 31, 2013. On January 1, 2014, the note was extended to March 31, 2014. On March 31, 2014, the note was extended until June 30, 2014. As a condition of the January 1, 2014 extension, the Company agreed to modify the conversion terms to a discount of 40% of the lowest five days prior to the conversion date.

On July 12, 2013, the Company entered into a convertible promissory note agreement for $100,000 with Bruce Harmon, an officer and director of the Company. The note has an interest rate of 12% per annum and is accrued. The note matured on October 12, 2013. The note, at the holder’s option, is convertible at the lesser of $0.31 per share or at a 30% discount to market on the date prior to conversion. As of March 31, 2014 and December 31, 2013, the accrued interest was $8,721 and $5,721, respectively. The note was extended to December 31, 2013. On January 1, 2014, the note was extended to March 31, 2014. On March 31, 2014, the note was extended to June 30, 2014. As a condition of the January 1, 2014 extension, the Company agreed to modify the conversion terms to a discount of 40% of the lowest five days prior to the conversion date.

On November 1, 2013, Harmon, an officer and director of the Company, requested that the Company convert his accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.14 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $50,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of March 31, 2014 and December 31, 2013, the accrued interest was $2,503 and $1,003, respectively. The note matured on March 31, 2014. On March 31, 2014, the note was extended to June 30, 2014.

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

On October 23, 2013, we issued 4,200,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 7 and 8.

On December 16, 2013, we issued 4,400,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 7 and 8.

On January 31, 2014, we issued 4,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 7 and 8.

On March 20, 2014, we issued 4,500,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 7 and 8.

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

TCA Global Credit Master Fund, LP

On February 3, 2014, the Company and its subsidiary, Green Hygienics, Inc., filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA Global Credit Master Fund, LP (“TCA”), regarding a dispute among the parties about the lock-box provisions of the Senior Secured Revolving Credit Facility Agreement, as amended. On March 17, 2014, the Company settled with TCA, and on March 20, 2014, dismissed the Complaint without prejudice.

Lease Commitment

The Company had an office lease agreement for approximately 1,000 square feet in Cape Coral, Florida pursuant to a lease that will expire on May 31, 2015. Due to a change in ownership of the building, the Company took an opt out option on February 28, 2014. On March 1, 2014, the Company leased approximately 1,542 square feet in Cape Coral, Florida pursuant to a lease that will expire on February 28, 2019. This facility serves as our corporate headquarters. The Company entered into a one year warehouse agreement starting on November 1, 2013 in Ontario, California with approximately 50,000 square feet. The warehouse lease expires on October 31, 2016. Future minimum lease payments under these leases are as follows:

2014	$173,971
2015	233,009
2016	201,178
2017	14,868
2018	14,868
2019	3,304

Total	$641,198

Rent expense for the three months ended March 31, 2014 and 2013 was $64,749 and $1,056, respectively.

Other

On April 4, 2013, Green Hygienics acquired certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”). The APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered with the United States Patent and Trademark Office. The Company paid the owner of CHI 300,000 shares of restricted common stock of the Company (see Note 2 and 8). As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,700,000 shares of restricted stock were issued (see Notes 2 and 8).

On April 4, 2013, Green Hygienics contracted to acquire certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”). The APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered with in the United Kingdom. The closing date is set for July 4, 2013 or earlier. The Company will pay the owner of CHI 200,000 shares of restricted common stock of the Company (see Note 2 and 8). As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,133,333 shares of restricted stock were issued (see Notes 2 and 8).

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

NOTE 6 – RELATED PARTIES

Bruce Harmon (“Harmon”), CFO, and Chairman of the Company, has payables and accruals due to him of $13 and $27,671, as of March 31, 2014 and December 31, 2013, respectively.

Philip Rundle (“Rundle”), CEO and Director of the Company, has payables due to him of $0 and $1,184, as of March 31, 2014 and December 31, 2013, respectively.

On September 26, 2012, with the acquisition of Green Hygienics by Green Innovations, Harmon was issued 49,500,000 shares of common in exchange for the common stock of Green Hygienics. On February 17, 2013, Harmon cancelled 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock (see Note 8).

On November 19, 2012, a subsidiary of the Company acquired, via an APA, certain assets from SBI-TX, from W. Ray (“Tray”) Harrison, Jr. (“Harrison”), a former employee of Green Hygienics (see Note 2).

On February 7, 2013, the Company and Harmon executed a Share Cancellation / Exchange / Return to Treasury Agreement. Harmon returned to the Company 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock. The common shares were cancelled (see Note 8).

On April 4, 2013, Harmon converted accrued compensation into a convertible note payable for $50,000 (see Note 4).

On April 4, 2013, Yogesh Parmar (“Y. Parmar”), a former member of the Advisory Board, purchased 100,000 shares of common stock at a discounted price of $0.54 per share for $50,000 (see Note 8).

On April 15, 2013, the Company issued 300,000 shares of common stock to Rundle (see Note 8) as part of his employment agreement.

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

On September 5, 2013, the Company issued Determinaction Business Advisory (“DBA”) 300,000 shares of common stock, as compensation for services. Awie Kardiman, the owner of DBA, serves as the Company’s Controller. See Note 8.

On September 10, 2013, the Company issued Rundle 300,000 shares of common stock as a condition of his employment agreement. See Note 8.

On September 10, 2013, the Company issued Harmon 300,000 shares of common stock as a condition of his employment agreement. See Note 8.

On October 7, 2013, the Company issued 62,500 shares or 12,500 each, to its Advisory Board, Perfetti, Y. Parmar, K. Parmar, Sandberg, and DeFilippo. The shares were valued collectively at $14,375. See Note 8.

On October 15, 2013, the Company issued 12,500 shares to Hilton Kahn, a new member of the Company’s Advisory Board. The shares were valued at $2,250. See Note 8.

On November 1, 2013, the Company issued 1,111,111 options for common stock to Bruce Harmon pursuant to the renewal of his employment agreement. The options were valued at $150,000. See Note 8.

On November 1, 2013, the Company issued 15,000 shares of common stock to Charles Andrews, a member of the Board of Directors of the Company. The shares were valued at $2,100. See Note 8.

On November 1, 2013, Harmon converted accrued compensation into a convertible note payable for $50,000 (see Note 4).

On April 1, 2014, the Company issued 1,111,111 options for common stock to Philip Rundle pursuant to the renewal of his employment agreement. The options were valued at $111,111. See Note 8.

On April 30, 2014, Harmon exchanged 250,000 shares of Series A Preferred Stock for 250,000 shares of Series B Preferred Stock (see Notes 8 and 10).

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

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge received an initial issuance of 3,600,000 common shares, 3,000,000 on September 25, 2013, 4,200,000 on October 23, 2013, 4,400,000 on December 16, 2013, 4,000,000 on February 4, 2014, and 4,500,000 on March 20, 2014, and may be required to return or be entitled to receive shares, based on the calculation summarized in the prior paragraph (see Note 5 and 8). For example, Ironridge would be entitled to approximately 33,789,820 additional shares based on a $0.10 per share closing price of our common stock on March 31, 2014, and that there are 72,586,231 shares of common stock issued and outstanding as of March 31, 2014, and ignoring the 9.99% limitation.

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

On or about July 25, 2013, we issued 3,600,000 shares of our common stock to Ironridge (see Note 8). The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

On September 25, 2013, we issued 3,000,000 shares of our common stock to Ironridge (see Note 8). The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

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

On October 23, 2013, we issued 4,200,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 5 and 8.

On December 16, 2013, we issued 4,400,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 5 and 8.

On January 31, 2014, we issued 4,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 5 and 8.

On March 20, 2014, we issued 4,500,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 5 and 8.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock with a par value of $0.0001. On November 7, 2012, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series A Preferred Stock of Green Innovations Ltd. (“Certificate of Designation”) with the Secretary of State of the State of Nevada authorizing the creation of a new series of preferred stock designated as “Series A Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section NRS 78.1955 of the Nevada General Corporation Law. The Certificate of Designation was filed with the Nevada Department of State on November 7, 2012. The Certificate of Designation created 5,000,000 shares of Series A Preferred Stock. Each holder of Series A Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series A Preferred Stock is convertible into. Each share of Series A Preferred Stock is convertible, at the option of the holder of the Series A Preferred Stock, into one share of the Company’s common stock. Shares of the Series A Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of the exchange for shares of common stock of the Company. Each share of Series A Preferred Stock will be entitled to ten (10) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series A Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series A Preferred Stock, the holders of the Series A Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series A Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series A Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series A Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock. As of March 31, 2014, there were 5,000,000 shares of Series A Preferred Stock issued or outstanding.

On February 7, 2013, the Company and Harmon executed a Share Cancellation / Exchange / Return to Treasury Agreement. Harmon returned to the Company 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock (see Note 6). The preferred shares were recorded at a value of $500.

On April 11, 2014, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series B Preferred Stock of Green Innovations Ltd. (“Certificate of Designation”) with the Secretary of State of the State of Nevada authorizing the creation of a new series of preferred stock designated as “Series B Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section NRS 78.1955 of the Nevada General Corporation Law. The Certificate of Designation was filed with the Nevada Department of State on April 14, 2014. The Certificate of Designation designated 250,000 shares of the Company’s preferred stock as Series B Preferred Stock. Each holder of Series B Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series B Preferred Stock is convertible into. Each share of Series B Preferred Stock is convertible, at the option of the holder of the Series B Preferred Stock, into one share of the Company’s common stock. Shares of the Series B Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of the exchange for shares of Series A Preferred Stock of the Company, as already issued. Each share of Series B Preferred Stock will be entitled to one thousand (1,000) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series B Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series B Preferred Stock, the holders of the Series B Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series B Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series B Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series B Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock. As of March 31, 2014, there were no shares issued or outstanding. On April 30, 2014, Harmon returned to the Company 250,000 shares of Series A Preferred Stock in exchange for 250,000 shares of Series B Preferred Stock (see Notes 6 and 10).

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

On February 4, 2013, the Company appointed K. Parmar to its Advisory Board. As compensation for the appointment, K. Parmar will be issued 12,500 shares quarterly for his service. As of March 31, 2014, these shares were issuable and recorded at a value of $0.83 per share (the closing price the previous day) or $10,375 (see Note 6).

On February 7, 2013, the Company and Harmon executed a Share Cancellation / Exchange / Return to Treasury Agreement. Harmon returned to the Company 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock. The common shares were cancelled (see Note 6).

On February 11, 2013, the Company appointed Mark DeFilippo (“DeFilippo”) to its Advisory Board. As compensation for the appointment, DeFilippo will be issued 12,500 shares quarterly for his service. These shares were recorded at a value of $0.97 per share (the closing price the previous day) or $12,125. The shares were issued in April 2013 (see Note 6).

On February 12, 2013, the Company sold 107,143 shares of restricted common stock to Coventry Capital for $150,000 at a price of $1.40 per share (the closing price the previous day). The shares were recorded as issuable as of March 31, 2014 and were issued in April 2013.

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

On February 19, 2013, the Company declared a share dividend on a basis of 1.24:1 as of the record date of February 19, 2013, thereby all common shareholders shall receive 0.24 of a share for every one share owned. The Company’s issued and outstanding shall increase from 25,000,000 to 31,000,000 shares of common stock. The shares issued to Y. Parmar, DeFilippo, Greenberg, Perfetti and K. Parmar were not eligible for the dividend as they were not issued. The shares of common stock purchased by Coventry Capital on February 12, 2013 were not issued prior to the dividend therefore the Company issued and additional 46,611 shares of common stock to Coventry Capital for the dividend (see Note 8). The total shares issued for the dividend was 6,046,611 (see Note 8).

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

On April 15, 2013, the Company granted 300,000 shares of common stock to Rundle, the chief executive officer of the Company, as part of his employment agreement. The Company recorded the value of the shares at $268,750 or $0.90 per share (see Note 6).

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

On July 12, 2013, as a condition of financing, the Company issued JMJ 24,390 shares of common stock. The stock, based on the prior day’s closing price of $0.31, was valued at $7,561 and was recorded as a cost of financing. On October 30, 2013, as a condition of the settlement with JMJ, these shares were committed to be returned to the Company (see Note 4 and 8). The shares were returned on January 6, 2014.

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

On July 25, 2013, we issued 3,600,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 5 and 7.

On July 29, 2013, the Company issued 35,000 shares of common stock as compensation to a consultant in regards to services rendered. The shares were recorded at a cost of $9,450.

On July 29, 2013, as part of an engagement agreement with RedChip Companies, Inc., a public and investor relations firm, the Company issued 300,000 shares of common stock. The shares were recorded at a cost of $81,300.

On August 16, 2013, the Company issued 12,500 shares of common stock to Hilton Kahn, a member of the Advisory Board, as his quarterly compensation. The shares were valued at $0.278 per share, the previous day’s price based on July 15, 2013, the date of the contractual obligation, or $3,500. See Note 6.

On August 16, 2013, the Company issued RJR Manufacturers’ Agent 300,000 shares of common stock, as compensation for services. The shares were valued at $0.278 per share, or $83,370.

On August 16, 2013, the Company issued Bruce Harmon, the Company’s CFO, 300,000 shares of common stock, as compensation for services. The shares were valued at $0.278 per share, or $83,370 (see Note 6).

On September 5, 2013, the Company issued DBA 300,000 shares of common stock, as compensation for services. The shares were valued at $0.50 per share, or $60,000. The shares have a three vesting therefore will be amortized accordingly. As of March 31, 2014, $2,500 has been expensed. See Note 6.

On September 5, 2013, the Company issued Jeff Thurgood, the Company’s Vice President of Sales, 250,000 shares of common stock, as compensation for services. The shares were valued at $0.50 per share, or $50,000. The shares have a three vesting therefore will be amortized accordingly. As of March 31, 2014, $1,805 has been expensed. See Note 6.

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

On September 18, 2013, the Company issued 200,000 shares of common stock to Kalpesh Vyas as payment for the finalization of the transfer of ownership of the United Kingdom Clearly Herbal trademark (see Note 2 and 5).

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

On September 25, 2013, we issued 3,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 5 and 7.

On October 7, 2013, the Company issued 62,500 shares or 12,500 each, to its Advisory Board, Perfetti, Y. Parmar, K. Parmar, Sandberg, and DeFilippo. The shares were valued collectively at $14,375. See Note 6.

On October 8, 2013, the Company issued 44,307 shares of common stock to BCJ for legal services. The shares were valued at $13,723, or $0.31 per share, and due to an averaging method of calculation, a $4,861 loss on issuance was recorded.

On October 8, 2013, the Company issued Clearly Herbal International, a British Virgin Island corporation, an additional 1,700,000 shares of common stock in regards to the Clearly Herbal U.S. trademark and to Clearly Herbal International, a UK corporation, an additional 1,333,333 shares of common stock in regards to the Clearly Herbal UK trademark (see Note 2 and 5).

On October 15, 2013, the Company issued 12,500 shares to Hilton Kahn, a new member of the Company’s Advisory Board. The shares were valued at $2,250. See Note 6.

On October 23, 2013, the Company issued 2,316,595 shares to TCA in conjunction with the financing provided by TCA. The shares were valued at $250,000. See Note 4 and 5.

On October 23, 2013, we issued 4,200,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 5 and 7.

On October 31, 2013, the Company issued 40,000 shares of common stock to BCJ for legal services. The shares were valued at $5,600, or $0.14 per share, and due to an averaging method of calculation, a $1,600 loss on issuance was recorded.

On November 1, 2013, the Company issued 15,000 shares of common stock to Charles Andrews, a member of the Board of Directors of the Company. The shares were valued at $2,100. See Note 6.

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

On December 16, 2013, we issued 4,400,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 5 and 7.

On January 1, 2014, the Company issued 131,492 shares of common stock to BCJ for legal services. The shares were valued at $10,519, or $0.08 per share, and due to an averaging method of calculation, a $6,519 loss on issuance was recorded.

On January 2, 2014, the Company sold 190,476 shares of restricted common stock to an individual for $10,000. The shares sold were discounted by 25% due to the restriction and a loss of $4,876 was recognized.

On January 3, 2014, the Company issued 51,471 shares of common stock to Octane, Inc. (“Octane”) for services. The shares were valued at $4,118, or $0.08 per share, and due to a discount due to the restriction, a $1,493 loss on issuance was recorded.

On January 6, 2014, the Company cancelled 24,390 shares of common stock that were previously issued to JMJ (see Note 4). As a condition of the payment of the note to JMJ on October 30, 2013, these shares were agreed to be returned and cancelled.

On January 8, 2014, Black Mountain converted $10,000 of principal of the note dated June 12, 2013, into 263,505 shares of common stock, valued at $21,080. A loss on conversion of $11,080 was recorded. See Note 4.

On January 17, 2014, the Company issued 2,684,964 shares of common stock to TCA (see Notes 4 and 5) in conjunction with the financing provided by TCA. The shares were valued at $225,537. The shares have a guaranteed value of $112,500 and TCA cannot exceed that amount. As applicable, upon sale and recognition of the above stated compensation, any remaining shares will be returned to the Company for cancellation. The Company recorded a receivable of $113,037 in records to the over issuance value.

On January 22, 2014, the Company sold 152,000 shares of restricted common stock to an employee for $9,975. The shares sold were discounted by 25% due to the restriction and a loss of $3,705 was recorded.

On January 24, 2014, Black Mountain converted $55,000 of principal and $5,500 of accrued interest of the note dated June 12, 2013, into 1,231,708 shares of common stock, valued at $160,122. A loss on conversion of $99,622 was recorded. See Note 4.

On February 1, 2014, the Company issued 15,000 shares of common stock to Charles Andrews, a director of the Company (see Note 6), for services. The shares were valued at $1,800, or $0.12 per share.

On February 1, 2014, the Company issued 88,418 shares of common stock to BCJ for legal services. The shares were valued at $10,610, or $0.12 per share, and due to an averaging method of calculation, a $6,610 loss on issuance was recorded.

On February 4, 2014, the Company issued 4,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 5 and 7.

On March 1, 2014, the Company issued 97,915 shares of common stock to BCJ for legal services. The shares were valued at $11,750, or $0.12 per share, and due to an averaging method of calculation, a $7,750 loss on issuance was recorded.

On March 19, 2014, the Company issued 50,000 shares of common stock to BCJ for additional legal services outside of the agreement between the parties. The shares were valued at $5,000, or $0.10 per share.

On March 19, 2014, 900,000 shares of common stock that were authorized for issuance in 2013 but never issued and recorded as issuable, were issued.

On March 20, 2014, we issued 4,500,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 5 and 7.

On March 25, 2014, the Company issued 150,000 shares of common stock to American Capital Ventures (“ACV”) for investor relation services for three months. The shares were valued at $15,000, or $0.10 per share. These shares were not issued as of March 31, 2014 and recorded as issuable.

Stock Warrants

The Company has granted warrants to employees. Warrant activity for employees the three months ended March 31, 2014 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2013	-	$-

Granted	-	$-
Forfeited	-	-
Exercised	-	$-

Outstanding at March 31, 2014	-	$-	-	-

Exercisable at March 31, 2014	-	$-

Weighted Average Grant Date Fair Value		$-

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

The Company has granted warrants to non-employees. Warrant activity for non-employees the three months ended March 31, 2014 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2013	2,111,111	$0.076

Granted	-	$-
Forfeited	-	-
Exercised	-	$-

Outstanding at March 31, 2014	2,111,111	$0.076	4.46	$194,000

Exercisable at March 31, 2014	2,111,111	$0.076

Weighted Average Grant Date Fair Value		$-

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

Stock Options

The Company approved the 2012 Stock Option Plan on November 14, 2012 under which 10,000,000 shares were reserved for issuance.

The Company has granted options to employees. Options activity for the three months ended March 31, 2014 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2013	2,111,111	$0.076

Granted	-	$-
Exercised	-	$-
Forfeited	-	-
Expired	-	$-

Outstanding at March 31, 2014	2,111,111	$0.076	9.13	$194,000

Exercisable at March 31, 2014	2,111,111	$0.076

Weighted Average Grant Date Fair Value		$0.01

On November 14, 2012, the Company granted Bruce Harmon 1,000,000 options for common stock. The options are fully-vested at issuance, have a five-year life, and have an exercise price of $0.01. The options were valued at $0.53 per option or $530,000 using the average price of our common stock. See Note 6.

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

On November 1, 2013, the Company granted Bruce Harmon 1,111,111 options for common stock. The options are fully-vested at issuance, have a five-year life, and have an exercise price of $0.135. The options were valued at $0.135 per option or $150,000. See Note 6.

NOTE 9 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of March 31, 2014. There have been no losses in these accounts through March 31, 2014.

Concentration of Intellectual Property

The Company owns the trademark “SENSATIONAL” and “CLEARLY HERBAL” through the acquisitions from SBI-TX (see Note 2) and CHI (see Note 2), respectively, as filed with the United States Patent and Trademark Office (“USPTO”). Additionally, the Company has filed and been issued the trademark “FLORA” (the Company is not using “FLORA,” see Note 5) and has a patent pending on “SENSATIONALLY.” As of May 20, 2014, the USPTO will have recorded that the Company has abandoned the application for “SENSATIONALLY” and the patent “FLORA.”

NOTE 10 – SUBSEQUENT EVENTS

On April 1, 2014, the Company issued 1,111,111 options for common stock to Philip Rundle pursuant to the renewal of his employment agreement. The options were valued at $111,111. See Note 6.

On April 18, 2014, the Company entered into a Consulting Agreement with Mirador Consulting, LLC, to provide management consulting, business advisory, shareholder information and public relations. The contract is for six months with compensation of 2,500,000 shares of restricted common stock.

On April 18, 2014, the Company cancelled 87,500 shares of common stock that had been incorrectly issued to the Advisory Board in prior periods.

On April 30, 2014, Harmon exchanged 250,000 shares of Series A Preferred Stock for 250,000 shares of Series B Preferred Stock (see Notes 6 and 8).

On April 30, 2014, the Company issued 50,000 shares of common stock to Charles Andrews for his services for the quarter as a director. The shares will be recognized as an expense accordingly.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Form 10-K dated December 31, 2013 for the fiscal year ended December 31, 2013 and in our subsequent filings with the Securities and Exchange Commission.

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

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenue. For the three months ended March 31, 2014, our revenue was $1,367,294, compared to $161,705 for the same period in 2013. The increase was from operations continuing to increase revenue quarterly.

Direct Costs of Revenue. For the three months ended March 31, 2014, our direct costs of revenue were $933,789, compared to $142,124 for the same period in 2013.

General and Administrative Expenses. For the three months ended March 31, 2014, general and administrative expenses were $1,165,530 (includes stock-based compensation of $229,092) compared to $1,157,258 (includes stock-based compensation of $1,013,792) for the same period in 2013.

Selling and Marketing Expenses. For the three months ended March 31, 2014, selling and marketing expenses were $480,690 compared to $53,563 for the same period in 2013. This increase was primarily caused by the continued marketing efforts.

Net Loss. We generated net losses of $2,822,905 for the three months ended March 31, 2014 compared to $1,196,897 for the same period in 2013.

Liquidity and Capital Resources

General. At March 31, 2014, we had cash and cash equivalents of $81,744. We have historically met our cash needs through a combination of proceeds from financing from third parties. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash in operations of $621,425 for the three months ended March 31, 2014, and we used cash in operations of $349,598 during the same period in 2013. The principal elements of cash flow from operations for the three months ended March 31, 2014 included a net loss of $2,822,905.

Cash provided by our financing activities was $664,864 for the three months ended March 31, 2014, compared to $345,260 during the comparable period in 2013. This increase was primarily attributed to proceeds from notes payable and the sale of common stock.

As of March 31, 2014, current liabilities exceeded current assets by 1.54 times. Current assets decreased from $2,570,473 at December 31, 2013 to $2,094,282 at March 31, 2014 whereas current liabilities increased from $2,385,988 at December 31, 2013 to $3,224,995 at March 31, 2014.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $1,367,294 and net losses of $2,822,905 for the three months ended March 31, 2014 compared to sales of $161,705 and net loss of $1,196,897 for the three months ended March 31, 2013. The Company had working capital deficiency, stockholders’ deficit, and accumulated deficit of $1,130,713, $1,819,080 and $12,363,565, respectively, at March 31, 2014, and used cash in operations of $621,425 in the three months ended March 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiaries (as of March 31, 2014), Green Hygienics and Sensational Brands. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Changes in Accounting Principles

No significant changes in accounting principles were adopted during the three months ended March 31, 2014.

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

The Company may have other revenue that deviates from the normal course of business. As of March 31, 2014, the Company has the following other revenue:

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share as of March 31, 2014 consist of convertible notes convertible into 27,297,822 common shares. Equivalent shares are not utilized when the effect is anti-dilutive.

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

PART II – OTHER INFORMATION

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

On March 20, 2014, we issued 4,500,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

Oasis Brands, Inc.

On October 16, 2013, the Company received a letter, and copy of an unserved Complaint filed in the United States District Court for the Eastern District of Virginia, Norfolk Division (Case No. 2:13-cv-529-RAJ-DEM), from the attorneys for Oasis Brands, Inc. (“Oasis Brands”), a competitor of the Company and the former employer of Philip Rundle, the Company’s chief executive officer, Jeff Thurgood, the Company’s vice president of sales, and Awie Kardiman, the Company’s controller. The letter and Complaint alleges that the Company has infringed upon Oasis Brands’ intellectual property—specifically, their trademark “Fiora.” The letter and Complaint further requests a cease and desist on the Company’s use of its trademark, “Flora,” as issued by the United States Patent and Trademark Office. The Company, due to information provided by Mr. Rundle, who served as chief executive officer of Oasis Brands and was the signer for the application for Oasis Brands’ trademark “Fiora,” contends that “Fiora” was named after a river in Italy, whereas “Flora” is the Spanish word for “flower.” In any event, the Company, in an effort to avoid the expenses of litigation, offered to cease using the “Flora” mark. Oasis Brands then served the Complaint on the Company notwithstanding the offer. The Company, through special appearance of its attorneys, filed a Motion to Dismiss for Lack of Personal Jurisdiction on or about December 4, 2013. On December 27, 2013, Oasis Brands filed a Notice of Voluntary Dismissal Without Prejudice of Complaint, and the case is now dismissed without prejudice.

TCA Global Credit Master Fund, LP

On February 3, 2014, the Company and its subsidiary, Green Hygienics, Inc., filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA Global Credit Master Fund, LP (“TCA”), regarding a dispute among the parties about the lock-box provisions of the Senior Secured Revolving Credit Facility Agreement, as amended. On March 17, 2014, the Company settled with TCA, and on March 20, 2014, dismissed the Complaint without prejudice.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2014, the Company issued 131,492 shares of common stock to Brunson Chandler & Jones, PLLC (“BCJ”) for legal services. The shares were valued at $10,519, or $0.08 per share.

On January 2, 2014, the Company sold 190,476 shares of restricted common stock to an individual for $10,000.

On January 3, 2014, the Company issued 51,473 shares of common stock to Octane, Inc. for services. The shares were valued at $4,118, or $0.08 per share.

On January 8, 2014, Black Mountain converted $10,000 of principal of the note dated June 12, 2013, into 263,505 shares of common stock, valued at $21,080.

On January 17, 2014, the Company issued 2,684,964 shares of common stock to TCA Global Credit Master Fund, LP in conjunction with the financing provided by TCA.

On January 22, 2014, the Company sold 152,000 shares of restricted common stock to an employee for $9,975.

On January 24, 2014, Black Mountain converted $55,000 of principal and $5,500 of accrued interest of the note dated June 12, 2013, into 1,231,708 shares of common stock, valued at $160,122.

On February 1, 2014, the Company issued 15,000 shares of common stock to Charles Andrews, a director of the Company (see Note 6), for services.

On February 1, 2014, the Company issued 88,418 shares of common stock to BCJ for legal services. The shares were valued at $10,610, or $0.12 per share.

On February 4, 2014, the Company issued 4,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 5 and 7.

On March 1, 2014, the Company issued 97,915 shares of common stock to BCJ for legal services. The shares were valued at $11,750, or $0.12 per share, and due to an averaging method of calculation, a $7,750 loss on issuance was recorded.

On March 19, 2014, the Company issued 50,000 shares of common stock to BCJ for additional legal services outside of the agreement between the parties. The shares were valued at $5,000, or $0.10 per share.

On March 19, 2014, 900,000 shares of common stock that were authorized for issuance in 2013 but never issued and recorded as issuable, were issued.

On March 20, 2014, we issued 4,500,000 shares of our common stock to Ironridge Global IV, Ltd. (“Ironridge”). The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

On March 25, 2014, the Company issued 150,000 shares of common stock to American Capital Ventures (“ACV”) for investor relation services for three months. The shares were valued at $15,000, or $0.10 per share. These shares were not issued as of March 31, 2014 and recorded as issuable.

On April 1, 2014, the Company issued 1,111,111 options for common stock to Philip Rundle pursuant to the renewal of his employment agreement. The options were valued at $111,111.

On April 18, 2014, the Company entered into a Consulting Agreement with Mirador Consulting, LLC, to provide management consulting, business advisory, shareholder information and public relations. The contract is for six months with compensation of 2,500,000 shares of restricted common stock.

On April 30, 2014, Bruce Harmon exchanged 250,000 shares of Series A Preferred Stock for 250,000 shares of Series B Preferred Stock.

On April 30, 2014, the Company issued 50,000 shares of common stock to Charles Andrews for his services for the quarter as a director.

The securities issued to Ironridge on and before March 31, 2014, were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, which allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding, and the remaining securities were originally issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2012)
4.1	Certificate of Designation for Series A Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on February 8, 2013
4.2 (1)	Certificate of Designation for Series B Preferred Stock
10.1	Share Exchange Agreement between the Company, Green Hygienics, Inc. and Bruce Harmon dated September 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.2	Licensing Agreement between American Hygienics Corporation and Green Hygienics, Inc. dated August 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.3	Release between the Company and Mordechay David dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2012)
10.4	Release between the Company and Shamir Benita dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2012)
10.5	Employment Agreement with Philip Rundle dated April 1, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 18, 2014)
10.6	License Agreement with Tauriga Sciences, Inc. dated May 31, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 6, 2013)
10.7	Stipulation for Settlement of Claims dated July 24, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 18, 2014)
10.8	Senior Secured Revolving Credit Facility Agreement dated October 24, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on October 31, 2013)
10.9	Revolving Convertible Promissory Note dated October 24, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on October 31, 2013)
10.10	Employment Agreement with Bruce Harmon dated November 1, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on March 18, 2014)
10.11	Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement dated March 17, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 18, 2014)
10.12	Amended and Restated Revolving Convertible Promissory Note dated March 17, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 18, 2014)
21.1	Subsidiaries of the Registrant: Green Hygienics, Inc., a Florida corporation
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
__________
(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

GREEN INNOVATIONS LTD.

Date: May 1, 2014	By	/s/ Philip C. Rundle
Philip C. Rundle
Chief Executive Officer

Date: May 1, 2014	By	/s/ Bruce Harmon
Bruce Harmon
Chief Financial Officer