Form 10-Q
period 2014-06-30
Green Innovations Ltd.
filed 2014-08-14
CIK 1491471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number: 000-54221

GREEN INNOVATIONS LTD.
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

As of August 12, 2014 the registrant had 84,788,203 shares of its Common Stock, $0.0001 par value, outstanding.

TABLE OF CONTENTS

GREEN INNOVATIONS, LTD.

ITEM 1. FINANCIAL STATEMENTS

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash	$105,904	$38,305
Accounts receivable	167,323	91,227
Other receivable	2,000	-
Inventory, net	1,390,782	1,999,575
Prepaid expense	357,236	441,366
Total current assets	2,023,245	2,570,473

Intangible assets, net	808,744	838,411
Other assets	47,662	42,747

Total assets	$2,879,651	$3,451,631

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable, net of discounts	$3,033,202	$1,781,272
Convertible notes payable, net of discounts, to related parties	350,000	320,000
Accounts payable	537,097	122,403
Accounts payable to related parties	65,227	31,953
Accrued expenses	108,523	61,054
Accrued expenses to related parties	71,212	-
Guaranteed value of stock	52,403	69,306

Total current liabilities	4,217,664	2,385,988

Long-term liabilities
Convertible notes, net of discounts	-	216,139

Total long-term liabilities	-	216,139

Commitments and contingencies (Note 5)

Amounts payable in common stock	511,669	1,079,348

Derivative liability	426,054	347,223

Total liabilities	5,155,387	4,028,698

Stockholders' deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized
Series A preferred stock, 5,000,000 shares authorized, 4,750,000 and
5,000,000 shares issued and outstanding, respectively	475	500
Series B preferred stock, 250,000 shares authorized, 250,000 and 0
shares issued and outstanding, respectively	25	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 123,503,428 and 85,252,830 shares issued, issuable and outstanding, respectively
(45,315,225 and 27,149,158 shares issuable, respectively)	12,350	8,525
Additional paid-in capital	11,000,096	8,954,568
Accumulated deficit	(13,288,682)	(9,540,660)
Total stockholders' deficit	(2,275,736)	(577,067)

Total liabilities and stockholders' deficit	$2,879,651	$3,451,631

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue, net	$768,867	$437,940	$2,136,161	$599,645

Operating expenses
Direct costs of revenue	522,306	159,634	1,456,095	301,758
General and administrative (includes $275,777 and $573,446 for the three months ended June 30, 2014 and 2013, respectively, and $504,869 and $1,587,238 for the six months ended June 30, 2014 and 2013, respectively, of stock-based compensation and settlements)	1,057,739	879,563	2,223,269	2,036,821
Selling and marketing expenses	341,884	25,580	822,574	79,143

Operating loss	(1,153,062)	(626,837)	(2,365,777)	(1,818,077)

Other income (expense)
Beneficial conversion feature expense	(196,463)	(165,535)	(554,965)	(165,535)
Gain on sale of investment	107,455	-	321,455	-
Gain on cancellation of stock	-	-	1,707	-
Loss on conversion	-	-	(125,579)	-
Loss on issuance of stock	(18,230)	-	(40,602)	-
Loss on sales of stock	-	-	(3,705)	-
Loss on settlement of notes	-	-	(39,805)	-
Change in derivatives	425,483	-	(678,652)	-
Interest expense - amortization	-	-	(94,370)	-
Interest expense	(90,300)	(77,092)	(167,729)	(82,749)

Total other income (expense)	227,945	(242,627)	(1,382,245)	(248,284)

Net loss	$(925,117)	$(869,464)	$(3,748,022)	$(2,066,361)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.05)

Weighted average number of shares
outstanding - Basic and Diluted	108,066,833	32,207,311	100,989,364	40,153,131

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(3,748,022)	$(2,066,361)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intangibles	29,667	19,667
Amortization of debt discounts to interest expense	94,370	-
Amortization of beneficial conversion features to interest expense	554,965	-
Amortization of options	-	126,980
Issuance of common stock for services	784,010	580,258
Issuance of warrants on contract	-	880,000
Debt accretion	-	165,535
Gain on sale of investment	(321,455)	-
Change in derivatives	678,652	-
Loss on sales of stock	3,705	-
Loss on settlement of notes	39,805	-
Loss on issuance of stock	40,602	-
Loss on conversion	125,579	-
Gain on cancellation of stock	(1,707)	-
Changes in operating assets and liabilities:
Accounts receivable	(76,096)	(23,150)
Other receivable	(2,000)	-
Inventory, net	608,793	(1,195,345)
Prepaid expense	84,130	-
Other assets	(4,915)	-
Accounts payable	414,694	282,653
Accounts payable to related parties	33,274	(986)
Accrued expenses	47,469	161,507
Accrued expenses to related parties	71,212	30,000
Guaranteed value of stock	16,903	-
Net cash used in operating activities	(526,366)	(1,039,242)

Cash flows from financing activities:
Proceeds from notes	555,000	546,060
Repayment of notes	(343,557)	(49,300)
Proceed from line of credit	354,000	-
Proceeds from issuance of common stock	28,522	569,000
Net cash provided by financing activities	593,965	1,065,760

Net decrease in cash	67,599	26,518

Cash at beginning of period	38,305	45,743
Cash at end of period	$105,904	$72,261

Supplemental disclosure of cash flow information:

Cash paid for interest	$129,394	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Cancellation of common stock	$-	$(500)

Issuance of preferred stock	$-	$500

Issuance of common stock for trademarks	$-	$600,000

Conversion of liabilities to notes payable	$-	$100,000

Issuance of common stock as condition of loan	$612,169	$-

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Green Innovations Ltd., formerly known as Winecom, Inc. (the “Company,” “we,” “us,” “our,” or “Green Innovations”) is a Nevada corporation. The business was started on July 1, 2008. We changed our name on September 24, 2012.

Green Hygienics, Inc. (“Green Hygienics”), a Florida corporation, was formed on August 1, 2012. On September 26, 2012, it was acquired by the Company (see Note 2).

Sensational Brands, Inc. (“Sensational Brands”), a Florida corporation, was formed on November 19, 2012. It was formed for the sole purpose of the acquisition of certain assets of Sensational Brands, Inc., a Texas corporation on November 19, 2012 (see Note 3). Sensational Brands was dissolved in September 2013 and its assets were assumed by Green Hygienics.

Basis of Presentation

The accompanying unaudited consolidated financial statements of Green Innovations Ltd. and Subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended June 30, 2014 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2014. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2013 filed on March 18, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nature of Operations

The Company was formed to develop an Internet social website that catered to wine lovers. In August 2012, with the acquisition of Green Hygienics, the Company changed its operations to the business of importing and distributing bamboo-based hygienic products. The prior operations of the Company have been abandoned effective with the acquisition of Green Hygienics.

Green Hygienics is in the importation, sale, and distribution of hygienic and household products made of bamboo-based paper. On August 1, 2012, Green Hygienics entered into a Licensing Agreement with American Hygienics Corporation (“AHC”), a corporation domiciled in the People's Republic of China, pursuant to we acquired the exclusive right for a period of 5 years to import and distribute AHC's proprietary bamboo pulp-based hygiene products. AHC is one of the world's largest manufacturer of bamboo-based wet wipes, is internationally certified (ISO 9001:2008, BRC-CP, EPA, Nordic swan, cGMP and GMP) and a member of the world Private Label Manufacturers Association. Exporting to over 45 countries, AHC supplies a number of Multi-National brands and retailers on all continents including customers such as 3M, Carrefour, Tesco, Walmart, and Goodyear. The Licensing Agreement contemplates the distribution of generic, private label, and Green Hygienics branded products, described below. Subject to certain sales targets being met, the exclusive distribution license will be renewable for an additional period of 5 years.

 Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiary (as of June 30, 2014), Green Hygienics. All significant inter-company balances and transactions have been eliminated in consolidation.

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

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market (“LCM”). Inventory consists of finished goods.

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

Revenue Recognition

The Company recognizes revenue on our products in accordance with ASC 605-10, “Revenue Recognition in Financial Statements.” Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has one primary revenue stream as follows:

•	Delivery of product to a merchant.

The Company may have other revenue that deviates from the normal course of business. As of June 30, 2014, the Company has the following other revenue:

•	Sale of investments – includes the sale of securities obtained for the compensation for the licensing rights to various products of the Company.

Seasonal Revenue

In the retail industry, there are typically seasonal periods of sales which cause fluctuations in revenue. The Company, due to the type of products it sells, does not have seasonal revenues.

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share as of June 30, 2014 consist of convertible notes convertible into 44,208,745 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 8).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of June 30, 2014 and 2013.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2014 through the date these unaudited consolidated financial statements were issued.

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

This transaction was treated as a reverse merger therefore the financials prior to the acquisition are those of Green Hygienics which was not in operation and/or in existence therefore the balances reflect zero. There was a related party note which was properly recorded at September 30, 2012 as part of the combined company.

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

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
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

Clearly Herbal

On April 4, 2013, Green Hygienics acquired certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI-BVI”). The purpose of the APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered with the United States Patent and Trademark Office. The Company paid the owner of CHI 300,000 shares of restricted common stock of the Company (see Note 8) and recorded the value of the transaction at $360,000.As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20. As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,700,000 shares of restricted stock were issued (see Note 8).

On April 4, 2013, Green Hygienics contracted to acquire certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a United Kingdom corporation (“CHI-UK”). The purpose of the APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered in the United Kingdom. The closing date was set for July 4, 2013 or earlier but has been extended until August 31, 2013. The Company paid the owner of CHI 200,000 shares of restricted common stock of the Company (see Note 8) and recorded the value of the transaction at $240,000.As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,133,333 shares of restricted stock were issued (see Note 8).

Licensing Agreement

On May 31, 2013, Green Hygienics entered into a Licensing Agreement with Tauriga Sciences, Inc. (”Tauriga”) to grant Tauriga the North American exclusive rights to commercially market certain products related to hospital grade wipes including paper, green and 100% tree-free bamboo-based and biodegradable. The agreement has a term of five years with a five year extension. Tauriga agreed to pay Green Hygienics $250,000 for the fee which was payable on the following terms; $65,000 upon execution of the agreement and $185,000 within ninety days of receipt of samples of the products and applicable marketing material. Tauriga, a publicly registered entity trading under the symbol “TAUG,” and Green Hygienics agreed to the exchange of restricted common stock of TAUG and Green Innovations equal to a present day value of $250,000. On September 18, 2013, as Tauriga had satisfied the licensing fee, the Company issued to Tauriga 625,000 shares of common stock which were valued at $0.40 per share on the date of the transaction and recorded accordingly. Tauriga issued 4,347,826 shares of its common stock on July 16, 2013. Bruce Harmon, the CFO and Chairman of the Company, is also the former CFO of Tauriga (see Note 6). The transaction was completed as an arm’s length transaction. Tauriga has paid $143,730 in cash and, as a settlement for the remaining $106,270 payable to the Company, the Company received an additional 2,500,000 shares of common stock of Tauriga. As of June 30, 2014, the Company had sold all of the shares and recognized a net gain on the sale of $321,455.

The Company has recorded the following intangibles related to the acquisitions:

		Accumulated
	Asset	Amortization	Net

Intangibles - December 31, 2013	$890,000	$(51,589)	$838,411
Additions	-	-	-
Amortization	-	(29,667)	(29,667)
Intangibles - June 30, 2014	$890,000	$(81,256)	$808,744

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $3,748,022 and used cash in operating activities of $526,366 for the six months ended June 30, 2014. The Company had working capital deficit, stockholders’ deficiency and accumulated deficit of $2,194,418, $2,275,736 and $13,288,682, respectively, at June 30, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, all classified as current at June 30, 2014 and December 31, 2013, consists of the following:

	June 30, 2014				December 31, 2013
				Principal,				Principal,
Convertible notes and line		Put	Debt	net of		Put	Debt	net of
of credit, net of discounts	Principal	Premium	Discounts	Discounts	Principal	Premium	Discounts	Discounts
Coventry Capital, LLC (1)	$30,000	$3,333	$-	$33,333	$30,000	$3,333	$-	$33,333
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	-	55,556
Coventry Capital, LLC (1)	20,000	2,222	-	22,222	20,000	2,222	-	22,222
Coventry Capital, LLC (1)	35,000	3,889	-	38,889	35,000	3,889	-	38,889
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	-	55,556
Avanti Distribution, Inc. (1)	9,560	4,097	-	13,657	9,560	4,097	(3,074)	10,583
RJR Manufacturers' Agent, Inc.	50,000	-	-	50,000	50,000	-	-	50,000
RJR Manufacturers' Agent, Inc.	100,000	-	-	100,000	100,000	-	-	100,000
RJR Manufacturers' Agent, Inc.	50,000	50,000	-	100,000	50,000	50,000	(30,000)	70,000
Black Mountain Equities, Inc.	-	-	-	-	55,000	-	-	55,000
TCA Global Credit Master Fund, LP	1,182,846	1,500,000	(527,857)	2,154,989	950,003	1,000,000	(582,822)	1,367,181
LG Capital Funding, LLC	-	-	-	-	76,500	62,591	-	139,091
Black Mountain Equities, Inc.	55,000	-	-	55,000	-	-	-	-
Avanti Distribution, Inc.	354,000	-	-	354,000	-	-	-	-
Total	$1,986,406	$1,574,653	$(527,857)	$3,033,202	$1,476,063	$1,137,244	$(615,896)	$1,997,411

(1) At 12/31/13, classified as long-term liability.

On August 15, 2012, the Company executed a convertible promissory note with Coventry Capital, LLC (“Coventry Capital”) for $30,000. The note bears interest at the rate of 10% per annum which accrues. As of June 30, 2014 and December 31, 2013, the accrued interest was $5,785 and $4,285, respectively. The note matures on August 15, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time.

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

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
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

On October 17, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of June 30, 2014 and December 31, 2013, the accrued interest was $8,541 and $6,041, respectively. The note matures on October 17, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 6, 2012, the Company executed a convertible promissory note with Coventry Capital for $20,000. The note bears interest at the rate of 10% per annum which accrues. As of June 30, 2014 and December 31, 2013, the accrued interest was $3,142 and $2,142, respectively. The note matures on December 6, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 18, 2012, the Company executed a convertible promissory note with Coventry Capital for $35,000. The note bears interest at the rate of 10% per annum which accrues. As of June 30, 2014 and December 31, 2013, the accrued interest was $5,384 and $3,634, respectively. The note matures on December 8, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 28, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of June 30, 2014 and December 31, 2013, the accrued interest was $7,555 and $5,055, respectively. The note matures on December 28, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On March 14, 2013, the Company executed a convertible promissory note with Avanti Distribution, Inc. for $9,560. The note bears interest at the rate of 12% per annum which accrues. As of June 30, 2014 and December 31, 2013, the accrued interest was $1,495 and $921, respectively. The note matures on March 14, 2015. The conversion price is equal to 70% of the average of the closing prices of the Company’s common stock for the preceding five trading days. The Company recorded a debt discount of $3,756.

On April 4, 2013, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser. A beneficial conversion feature of $31,513 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of June 30, 2014 and December 31, 2013, the accrued interest was $7,488 and $4,488, respectively. The note matured on October 4, 2013. The maturity date was extended to December 31, 2013. On January 1, 2014, the note was extended to June 30, 2014. On June 30, 2014, the note was extended to September 30, 2014. As a condition of the October 4, 2013 extension, the Company agreed to modify the conversion terms to a discount of 40% of the average of the lowest five days closing price from the date of the note until the conversion date.

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
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

On May 8, 2013, the Company entered into a convertible promissory note with Avalon Capital Corp. (“Avalon”) for $100,000. The note bears interest at 12% per annum, matured on November 8, 2013, and converts at the lesser of $0.55 per share or a 40% discount at the time of conversion. A beneficial conversion feature of $100,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. On November 10, 2013, Avalon assigned this note to RJR Manufacturers’ Agent. As of June 30, 2014 and December 31, 2013, the accrued interest was $13,858 and $7,858, respectively. The note matured on November 8, 2013. The note was extended to December 31, 2013. On January 1, 2014, the note was extended to June 30, 2014. On June 30, 2014, the note was extended to September 30, 2014. As a condition of the November 8, 2013 extension, the Company agreed to modify the conversion terms to a discount of 40% of the average of the five lowest closing prices from the date of the note until the conversion date.

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

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

On October 24, 2013, the Company secured financing from TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”). Effective on October 24, 2013, we entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”), pursuant to which TCA agreed to loan up to a maximum of $5 million to us for working capital purposes. A total of $892,830 was funded by TCA in connection with the closing. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Convertible Promissory Note (the “Revolving Note”), the repayment of which is secured by Security Agreements executed by us and our wholly-owned subsidiary, Green Hygienics, Inc. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA. The initial Revolving Note in the amount of $1,000,000 is due and payable along with interest thereon on April 24, 2014, and bears interest at the minimum rate of 18% per annum, increasing to 24% per annum upon the occurrence of an event of default. The conversion rate is 85% of the lowest VWAP of the Company’s stock for the five days preceding the conversion date. We also agreed to pay TCA a fee of $250,000, payable in the form of 2,316,595 shares of common stock. On January 17, 2014, the Company and TCA entered into Amendment No. 1 of the agreement which provided the Company with an additional $500,000. As a condition of the Amendment No. 1, the note maturity date was extended an addition six months. We also agreed to pay TCA a fee of $112,500, payable in the form of 2,684,964 shares of common stock. Both issuances of common stock have a guaranteed value, and any deficiency would require the issuance of additional shares, whereas TCA has a ceiling of the $250,000 and $112,500, respectively, and upon the selling of securities, once those balances are met, the remaining shares of common stock will be returned to the Company for cancellation. On February 3, 2014, the Company and its subsidiary, Green Hygienics, Inc., filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA Global Credit Master Fund, LP (“TCA”), regarding a dispute among the parties about the lock-box provisions of the Credit Agreement. On March 17, 2014, the Company settled with TCA and subsequently dismissed the Complaint without prejudice. As part of the settlement and contingent upon the parties’ full performance under the settlement agreement, the parties agreed (1) that the note’s maturity date would be extended to October 25, 2014; (2) that a total amount of $1,506,134.50 was due to TCA under the Credit Agreement and Revolving Note, as amended, as of March 17, 2014; and (3) that $116,982.72 would be wired to TCA within two business days of settlement, and that upon TCA’s receipt of the wire, $1,389,151.78 in principal would be considered outstanding, and no interest and fees would be considered outstanding. As of June 30, 2014, the principal and accrued interest balances were $3,847 and $5,057, respectively.

On November 1, 2013, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.14 per share, the closing price of the prior day, or a 40% discount of the five lowest closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $50,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of June 30, 2014 and December 31, 2013, the accrued interest was $4,003 and $1,003, respectively. The note matured on June 30, 2014. On June 30, 2014, the note was extended until September 30, 2014.

	June 30, 2014				December 31, 2013
				Principal,				Principal,
Convertible notes,		Put	Debt	net of		Put	Debt	net of
net of discounts	Principal	Premium	Discounts	Discounts	Principal	Premium	Discounts	Discounts
Bruce Harmon	$50,000	$-	$-	$50,000	$50,000	$-	$-	$50,000
Bruce Harmon	$50,000	50,000	-	100,000	$50,000	50,000	(30,000)	70,000
Lakeport Business Services, Inc.	100,000	100,000	-	200,000	100,000	100,000	-	200,000
Total	$200,000	$150,000	$-	$350,000	$200,000	$150,000	$(30,000)	$320,000

On April 4, 2013, Harmon, an officer and director of the Company, requested that the Company convert his accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser. A beneficial conversion feature of $31,513 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of June 30, 2014 and December 31, 2013, the accrued interest was $7,488 and $4,488, respectively. The note matured on October 4, 2013. The maturity date was extended until December 31, 2013. On January 1, 2014, the note was extended to June 30, 2014. On June 30, 2014, the note was extended until September 30, 2014. As a condition of the January 1, 2014 extension, the Company agreed to modify the conversion terms to a discount of 40% of the lowest five days prior to the conversion date.

On July 12, 2013, the Company entered into a convertible promissory note agreement for $100,000 with Bruce Harmon, an officer and director of the Company. The note has an interest rate of 12% per annum and is accrued. The note matured on October 12, 2013. The note, at the holder’s option, is convertible at the lesser of $0.31 per share or at a 30% discount to market on the date prior to conversion. As of June 30, 2014 and December 31, 2013, the accrued interest was $11,721 and $5,721, respectively. The note was extended to December 31, 2013. On January 1, 2014, the note was extended to June 30, 2014. On June 30, 2014, the note was extended to September 30, 2014. As a condition of the January 1, 2014 extension, the Company agreed to modify the conversion terms to a discount of 40% of the lowest five days prior to the conversion date.

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

On November 1, 2013, Harmon, an officer and director of the Company, requested that the Company convert his accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.14 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $50,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of June 30, 2014 and December 31, 2013, the accrued interest was $4,003 and $1,003, respectively. The note matured on June 30, 2014. On June 30, 2014, the note was extended to September 30, 2014.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 10, 2014, there were no pending or threatened lawsuits except as noted below.

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

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge received an initial issuance of 3,600,000 common shares, 3,000,000 on September 25, 2013, 4,200,000 on October 23, 2013, 4,400,000 on December 16, 2013, 4,000,000 on January 31, 2014, 4,500,000 on March 20, 2014, 2,500,000 on May 20, 2014, and may be required to return issued or be entitled to receive additional shares, based on the calculation summarized in the prior paragraph. For example, Ironridge would be entitled to approximately 45,315,225 additional shares based on a $0.06 per share closing price of our common stock on June 30, 2014, and that there are 78,188,203 shares of common stock issued and outstanding as of June 30, 2014, and ignoring the 9.99% limitation.

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

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

On October 23, 2013, we issued 4,200,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Note 7.

On December 16, 2013, we issued 4,400,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Note 7.

On January 31, 2014, we issued 4,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Note 7.

On March 20, 2014, we issued 4,500,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Note 7.

On May 20, 2014, we issued 2,500,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Note 7.

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

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

2014	$116,332
2015	233,009
2016	201,178
2017	14,868
2018	14,868
2019	3,304

Total	$583,559

Rent expense for the six months ended June 30, 2014 and 2013 was $158,993 and $3,635, respectively.

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

On May 16, 2013, the Company engaged Brunson Chandler & Jones, PLLC (“BCJ”) as its legal counsel. The engagement requires a monthly payment of $6,000 beginning June 1, 2013, of which a minimum of $1,000 in cash is payable with the remaining portion payable in cash or common stock.

On July 26, 2013, the Company engaged RedChip Companies, Inc. (“RedChip”), a public and investor relations firm. As part of the eight month agreement, the Company is obligated for a monthly fee of $8,000. On February 7, 2014, the Company terminated the agreement with RedChip.

NOTE 6 – RELATED PARTIES

Bruce Harmon (“Harmon”), Chairman of the Company, has payables and accruals due to him of $110,664 and $27,671, as of June 30, 2014 and December 31, 2013, respectively.

Philip Rundle (“Rundle”), CEO and Director of the Company, has payables due to him of $0 and $11,184, as of June 30, 2014 and December 31, 2013, respectively.

Sugiarto Kardiman (“Kardiman”), CFO of the Company, has payables due to him of $25,775 and $27,991, as of June 30, 2014 and December 31, 2013, respectively.

On September 26, 2012, with the acquisition of Green Hygienics by Green Innovations, Harmon was issued 49,500,000 shares of common in exchange for the common stock of Green Hygienics.

On November 19, 2012, a subsidiary of the Company acquired, via an APA, certain assets from SBI-TX, from W. Ray (“Tray”) Harrison, Jr. (“Harrison”), a former employee of Green Hygienics (see Note 2).

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

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

On May 31, 2013, the Company entered into a Licensing Agreement with Tauriga (see Note 2). Harmon, the Chairman of the Company, is also the former CFO of Tauriga.

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

On July 12, 2013, Harmon loaned the Company $100,000 in the form of a convertible note.

On August 16, 2013, the Company issued Bruce Harmon, the Company’s CFO, 300,000 shares of common stock as compensation for services (see Note 8).

On September 5, 2013, the Company issued Jeff Thurgood, the Company’s Vice President of Sales, 250,000 shares of common stock as compensation for services (see Note 8).

On September 5, 2013, the Company issued Determinaction Business Advisory (“DBA”) 300,000 shares of common stock, as compensation for services. Kardiman, the owner of DBA, was serving as the Company’s Controller until June 16, 2014 when he became the CFO. See Note 8.

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

On April 30, 2014, Harmon exchanged 250,000 shares of Series A Preferred Stock for 250,000 shares of Series B Preferred Stock (see Note 8).

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

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

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge received an initial issuance of 3,600,000 common shares, 3,000,000 on September 25, 2013, 4,200,000 on October 23, 2013, 4,400,000 on December 16, 2013, 4,000,000 on February 4, 2014, 4,500,000 on March 20, 2014, 2,500,000 on May 20, 2014, and may be required to return issued or be entitled to receive additional shares, based on the calculation summarized in the prior paragraph (see Note 5 and 8). For example, Ironridge would be entitled to approximately 45,315,225 additional shares based on a $0.06 per share closing price of our common stock on June 30, 2014, and that there are 78,188,203 shares of common stock issued and outstanding as of June 30, 2014, and ignoring the 9.99% limitation.

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

On October 23, 2013, we issued 4,200,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Note 5.

On December 16, 2013, we issued 4,400,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Note 5.

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

On January 31, 2014, we issued 4,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Note 5.

On March 20, 2014, we issued 4,500,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Note 5.

On May 20, 2014, we issued 2,500,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Note 5.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock with a par value of $0.0001. On November 7, 2012, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series A Preferred Stock of Green Innovations Ltd. (“Certificate of Designation”) with the Secretary of State of the State of Nevada authorizing the creation of a new series of preferred stock designated as “Series A Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section NRS 78.1955 of the Nevada General Corporation Law. The Certificate of Designation was filed with the Nevada Department of State on November 7, 2012. The Certificate of Designation created 5,000,000 shares of Series A Preferred Stock. Each holder of Series A Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series A Preferred Stock is convertible into. Each share of Series A Preferred Stock is convertible, at the option of the holder of the Series A Preferred Stock, into one share of the Company’s common stock. Shares of the Series A Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of the exchange for shares of common stock of the Company. Each share of Series A Preferred Stock will be entitled to ten (10) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series A Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series A Preferred Stock, the holders of the Series A Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series A Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series A Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series A Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock. As of June 30, 2014, there were 5,000,000 shares of Series A Preferred Stock issued or outstanding.

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

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

Upon the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series B Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series B Preferred Stock, the holders of the Series B Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series B Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series B Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series B Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock. On April 30, 2014, Harmon returned to the Company 250,000 shares of Series A Preferred Stock in exchange for 250,000 shares of Series B Preferred Stock (see Notes 6 and 10). As of June 30, 2014, there were 250,000 shares issued and outstanding.

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

On February 4, 2013, the Company appointed K. Parmar to its Advisory Board. As compensation for the appointment, K. Parmar was issued 12,500 shares quarterly for his service.

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

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

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

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

On July 5, 2013, the Company issued 35,000 shares of common stock as compensation to a consultant in regards to services rendered. The shares were recorded at a cost of $9,451.

On July 12, 2013, as a condition of financing, the Company issued JMJ 24,390 shares of common stock. The stock, based on the prior day’s closing price of $0.31, was valued at $7,561 and was recorded as a cost of financing. On October 30, 2013, as a condition of the settlement with JMJ, these shares were committed to be returned to the Company (see Notes 4 and 8). The shares were returned on January 6, 2014.

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

On September 5, 2013, the Company issued DBA 300,000 shares of common stock, as compensation for services. The shares were valued at $0.20 per share, or $60,000. The shares have a three year vesting therefore will be amortized accordingly. As of June 30, 2014, $17,500 has been expensed. See Note 6.

On September 5, 2013, the Company issued Jeff Thurgood, the Company’s Vice President of Sales, 250,000 shares of common stock, as compensation for services. The shares were valued at $0.20 per share, or $50,000. The shares have a three year vesting therefore will be amortized accordingly. As of June 30, 2014, $14,305 has been expensed. See Note 6.

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

On September 18, 2013, the Company issued 200,000 shares of common stock to Kalpesh Vyas as payment for the finalization of the transfer of ownership of the United Kingdom Clearly Herbal trademark (see Notes 2 and 5).

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

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

On October 8, 2013, the Company issued Clearly Herbal International, a British Virgin Island corporation, an additional 1,700,000 shares of common stock in regards to the Clearly Herbal U.S. trademark and to Clearly Herbal International, a UK corporation, an additional 1,333,333 shares of common stock in regards to the Clearly Herbal UK trademark (see Notes 2 and 5).

On October 15, 2013, the Company issued 12,500 shares to Hilton Kahn, a new member of the Company’s Advisory Board. The shares were valued at $2,250. See Note 6.

On October 23, 2013, the Company issued 2,316,595 shares to TCA in conjunction with the financing provided by TCA. The shares were valued at $250,000. See Notes 4 and 5.

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

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

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

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

On April 1, 2014, the Company issued 98,804 shares of common stock to BCJ for legal services. The shares were valued at $9,880, or $0.10 per share, and due to an averaging method of calculation, a $5,880 loss on issuance was recorded.

On April 18, 2014, the Company issued 2,500,000 shares of common stock to Mirador Consulting, LLC (“Mirador”) for management consulting for six months. The shares were valued at $225,000, or $0.09 per share. As of June 30, 2014, $93,750 has been expensed and the remaining will be amortized over the remaining period of the contract.

On April 18, 2014, the Company cancelled 87,500 shares of common stock that had been incorrectly issued to the Advisory Board in prior periods.

On April 30, 2014, the Company issued 50,000 shares of common stock to Charles Andrews, a director of the Company (see Note 6), for services. The shares were valued at $4,375, or $0.0875 per share.

On May 1, 2014, the Company issued 109,589 shares of common stock to BCJ for legal services. The shares were valued at $9,863, or $0.09 per share, and due to an averaging method of calculation, a $5,863 loss on issuance was recorded.

On May 20, 2014, we issued 2,500,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 5 and 7.

On June 1, 2014, the Company issued 131,079 shares of common stock to BCJ for legal services. The shares were valued at $10,486, or $0.08 per share, and due to an averaging method of calculation, a $6,486 loss on issuance was recorded.

On June 13, 2014, the Company issued 300,000 shares of common stock to John H. Shaw (“Shaw”) for corporate communications for six months. The shares were valued at $21,000, or $0.07 per share.

Stock Warrants

The Company has granted warrants to employees. As of June 30, 2014 and December 31, 2013, the balance was zero and there was no activity in the period.

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

The Company has granted warrants to non-employees. Warrant activity for non-employees the six months ended June 30, 2014 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2013	2,111,111	$0.076

Granted	-	$-
Forfeited	-	-
Exercised	-	$-

Outstanding at June 30, 2014	2,111,111	$0.076	4.05	$52,000

Exercisable at June 30, 2014	2,111,111	$0.076

Weighted Average Grant Date Fair Value		$-

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

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

Stock Options

The Company approved the 2012 Stock Option Plan on November 14, 2012 under which 10,000,000 shares were reserved for issuance.

The Company has granted options to employees. Options activity for the six months ended June 30, 2014 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2013	2,111,111	$0.076

Granted	1,111,111	$0.10
Exercised	-	$-
Forfeited	-	-
Expired	-	$-

Outstanding at June 30, 2014	3,222,222	$0.084	9.16	$52,000

Exercisable at June 30, 2014	3,222,222	$0.082

Weighted Average Grant Date Fair Value		$0.10

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

On April 1, 2014, the Company granted Philip Rundle 1,111,111 options for common stock. The options are fully-vested at issuance, have a five-year life, and have an exercise price of $0.10. The options were valued at $0.10 per option or $111,111. See Note 6.

GREEN INNOVATIONS LTD.
and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

NOTE 9 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of June 30, 2014. There have been no losses in these accounts through June 30, 2014.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 30, 2014, the Company issued 100,000 shares of common stock to Charles Andrews for his services for the quarter as a director. The shares will be recognized as an expense accordingly.

On July 30, 2014, the Company entered into a convertible promissory note agreement for $55,000 with Black Mountain. The note has an interest rate of 10% per annum and is accrued. The note, at the holder’s option, is convertible at the lesser of $0.05 or a 25% discount to market on average of the prior 20 trading days. A beneficial conversion feature will be recorded and will be accreted monthly from the issuance date of the note through maturity. The note matures on February 28, 2015.

On August 12, 2014, we issued 6,400,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

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

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenue. For the three months ended June 30, 2014, our revenue was $768,867, compared to $437,940 for the same period in 2013. The increase was from operations continuing to increase revenue quarterly.

Direct Costs of Revenue. For the three months ended June 30, 2014, our direct costs of revenue were $522,306, compared to $159,634 for the same period in 2013.

General and Administrative Expenses. For the three months ended June 30, 2014, general and administrative expenses were $1,057,739 (includes stock-based compensation of $275,777) compared to $879,563 (includes stock-based compensation of $573,446) for the same period in 2013.

Selling and Marketing Expenses. For the three months ended June 30, 2014, selling and marketing expenses were $341,884 compared to $25,580 for the same period in 2013. This increase was primarily caused by the continued marketing efforts.

Other Income (Expense). For the three months ended June 30, 2014, other income (expense) was $227,945 compared to $(242,627) for the same period in 2013. The change was primarily due to the gain on sale of investment, $107,455 and $0, respectively, and the change in derivatives, $425,483 and $0, respectively.

Net Loss. We generated net losses of $925,117 for the three months ended June 30, 2014 compared to $869,464 for the same period in 2013.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Revenue. For the six months ended June 30, 2014, our revenue was $2,136,161, compared to $599,645 for the same period in 2013. The increase was from operations continuing to increase revenue quarterly.

Direct Costs of Revenue. For the six months ended June 30, 2014, our direct costs of revenue were $1,456,095, compared to $301,758 for the same period in 2013.

General and Administrative Expenses. For the six months ended June 30, 2014, general and administrative expenses were $2,223,269 (includes stock-based compensation of $504,869) compared to $2,036,821 (includes stock-based compensation of $1,587,238) for the same period in 2013.

Selling and Marketing Expenses. For the six months ended June 30, 2014, selling and marketing expenses were $822,574 compared to $79,143 for the same period in 2013. This increase was primarily caused by the continued marketing efforts.

Other Income (Expense). For the six months ended June 30, 2014, other income (expense) was $(1,382,245) compared to $(248,284) for the same period in 2013. The change was primarily due to the gain on sale of investment, $321,455 and $0, respectively, beneficial conversion feature expense, $(554,965) and $(165,535), respectively, loss on conversion, $(125,579) and $0, respectively, change in derivatives, $(678,652) and $0, respectively, interest expense – amortization, $(94,370) and $0, respectively, and interest expense, $(167,729) and $82,749), respectively.

Net Loss. We generated net losses of $3,748,022 for the six months ended June 30, 2014 compared to $2,066,361 for the same period in 2013.

Liquidity and Capital Resources

General. At June 30, 2014, we had cash and cash equivalents of $105,094. We have historically met our cash needs through a combination of proceeds from financing from third parties. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash in operations of $526,366 for the six months ended June 30, 2014, and we used cash in operations of $1,039,242 during the same period in 2013. The principal elements of cash flow from operations for the three months ended June 30, 2014 included a net loss of $3,748,022.

Cash provided by our financing activities was $593,965 for the six months ended June 30, 2014, compared to $1,065,760 during the comparable period in 2013. This increase was primarily attributed to proceeds from notes payable and the sale of common stock.

As of June 30, 2014, current liabilities exceeded current assets by 2.1 times. Current assets decreased from $2,570,473 at December 31, 2013 to $2,023,245 at June 30, 2014 whereas current liabilities increased from $2,385,988 at December 31, 2013 to $4,217,664 at June 30, 2014.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $2,136,161 and net losses of $3,748,022 for the six months ended June 30, 2014 compared to sales of $599,645 and net loss of $2,066,361 for the six months ended June 30, 2013. The Company had working capital deficiency, stockholders’ deficit, and accumulated deficit of $2,194,419, $2,275,736 and $13,288,682, respectively, at June 30, 2014, and used cash in operations of $526,366 in the six months ended June 30, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

 Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiary (as of June 30, 2014), Green Hygienics and Sensational Brands. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Changes in Accounting Principles

No significant changes in accounting principles were adopted during the six months ended June 30, 2014.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share as of June 30, 2014 consist of convertible notes convertible into 44,208,745 common shares. Equivalent shares are not utilized when the effect is anti-dilutive.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 10, 2014, there were no pending or threatened lawsuits except as noted below.

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

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge received an initial issuance of 3,600,000 common shares, 3,000,000 on September 25, 2013, 4,200,000 on October 23, 2013, 4,400,000 on December 16, 2013, 4,000,000 on January 31, 2014, 4,500,000 on March 20, 2014, 2,500,000 on May 20, 2014, and may be required to return issued or be entitled to receive additional shares, based on the calculation summarized in the prior paragraph. For example, Ironridge would be entitled to approximately 45,315,225 additional shares based on a $0.06 per share closing price of our common stock on June 30, 2014, and that there are 78,188,203 shares of common stock issued and outstanding as of June 30, 2014, and ignoring the 9.99% limitation.

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

On May 20, 2014, we issued 2,500,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

On August 12, 2014, we issued 6,400,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

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

On February 4, 2014, the Company issued 4,000,000 shares of our common stock to Ironridge Global IV, Ltd. (“Ironridge”).

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

On March 25, 2014, the Company issued 150,000 shares of common stock to American Capital Ventures (“ACV”) for investor relation services for three months. The shares were valued at $15,000, or $0.10 per share. These shares were not issued as of June 30, 2014 and recorded as issuable.

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

On May 1, 2014, the Company issued 109,589 shares of common stock to BCJ for legal services.

On May 20, 2014, we issued 2,500,000 shares of our common stock to Ironridge.

On June 1, 2014, the Company issued 131,079 shares of common stock to BCJ for legal services.

On June 13, 2014, the Company issued 300,000 shares of common stock to John H. Shaw for corporate communications for six months. The shares were valued at $21,000, or $0.07 per share.

On July 30, 2014, the Company issued 100,000 shares of common stock to Charles Andrews for his services for the quarter as a director.

On August 12, 2014, we issued 6,400,000 shares of our common stock to Ironridge.

The securities issued to Ironridge were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, which allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding, and the remaining securities were issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2012)
4.1	Certificate of Designation for Series A Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on February 8, 2013
4.2	Certificate of Designation for Series B Preferred Stock
10.1	Share Exchange Agreement between the Company, Green Hygienics, Inc. and Bruce Harmon dated September 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.2	Licensing Agreement between American Hygienics Corporation and Green Hygienics, Inc. dated August 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.3	Release between the Company and Mordechay David dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2012)
10.4	Release between the Company and Shamir Benita dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2012)
10.5	Employment Agreement with Philip Rundle dated April 1, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 18, 2014)
10.6	License Agreement with Tauriga Sciences, Inc. dated May 31, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 6, 2013)
10.7	Stipulation for Settlement of Claims dated July 24, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 18, 2014)
10.8	Senior Secured Revolving Credit Facility Agreement dated October 24, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on October 31, 2013)
10.9	Revolving Convertible Promissory Note dated October 24, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on October 31, 2013)
10.10	Employment Agreement with Bruce Harmon dated November 1, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on March 18, 2014)
10.11	Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement dated March 17, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 18, 2014)
10.12	Amended and Restated Revolving Convertible Promissory Note dated March 17, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 18, 2014)
10.13 (1)	Consulting Agreement with Sugiarto Kardiman dated September 2, 2013.
21.1	Subsidiaries of the Registrant: Green Hygienics, Inc., a Florida corporation
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

GREEN INNOVATIONS LTD.

Date: August 14, 2014	By	/s/ Philip C. Rundle
Philip C. Rundle
Chief Executive Officer

Date: August 14, 2014	By	/s/ Sugiarto Kardiman
Sugiarto Kardiman
Chief Financial Officer