Form 10-Q
period 2014-09-30
Green Innovations Ltd.
filed 2014-11-12
CIK 1491471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 31, 2014 the registrant had 93,940,135 shares of its Common Stock, $0.0001 par value, outstanding.

TABLE OF CONTENTS

GREEN INNOVATIONS, LTD.

ITEM 1. FINANCIAL STATEMENTS

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)

ASSETS

Current assets
Cash	$75,859	$38,305
Accounts receivable	128,771	91,227
Other receivable	2,000	-
Inventory, net	1,024,082	1,999,575
Prepaid expense	138,801	441,366
Total current assets	1,369,512	2,570,473

Intangible assets, net	793,911	838,411
Other assets	47,662	42,747

Total assets	$2,211,086	$3,451,631

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable, net of discounts	$3,880,366	$1,781,272
Convertible notes payable, net of discounts, to related parties	350,000	320,000
Accounts payable	583,166	122,403
Accounts payable to related parties	39,754	31,953
Accrued expenses	143,649	61,054
Accrued expenses to related parties	130,244	-
Avance from customers	75,580
Guaranteed value of stock	197,644	69,306

Total current liabilities	5,400,403	2,385,988

Long-term liabilities
Convertible notes, net of discounts	-	216,139

Total long-term liabilities	-	216,139

Commitments and contingencies (Note 5)

Amounts payable in common stock	2,776,068	1,079,348

Derivative liability	2,776,068	347,223

Total liabilities	10,952,539	4,028,698

Stockholders' deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized
Series A preferred stock, 5,000,000 shares authorized, 4,750,000 and
5,000,000 shares issued and outstanding, respectively	475	500
Series B preferred stock, 250,000 shares authorized, 250,000 and 0
shares issued and outstanding, respectively	25	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 27,817,931,800 and 85,252,830 shares issued, issuable and outstanding, respectively
(27,728,084,090 and 27,149,158 shares issuable, respectively)	2,781,793	8,525
Additional paid-in capital	3,826,318	8,954,568
Accumulated deficit	(15,350,064)	(9,540,660)
Total stockholders' deficit	(8,741,453)	(577,067)

Total liabilities and stockholders' deficit	$2,211,086	$3,451,631

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue, net	$733,262	$748,238	$2,869,423	$1,347,883

Operating expenses
Direct costs of revenue	665,110	769,342	2,121,205	1,071,100
General and administrative (includes $248,167 and $152,625 for the three months ended September 30, 2014 and 2013, respectively, and $753,036 and $1,739,863 for the nine months ended September 30, 2014 and 2013, respectively, of stock-based compensation and settlements)	686,954	845,540	2,910,223	2,882,361
Selling and marketing expenses	468,182	121,469	1,290,756	200,612

Operating loss	(1,086,984)	(988,113)	(3,452,761)	(2,806,190)

Other income (expense)
Beneficial conversion feature expense	(545,859)	77,454	(1,100,824)	(88,081)
Gain on sale of investment	-	-	321,455	-
Gain on cancellation of stock	-	-	1,707	-
Loss on conversion of notes payable into common stock	-	-	(125,579)	-
Loss on issuance of stock	(331,819)	(1,116)	(372,421)	(1,116)
Loss on sales of stock	-	-	(3,705)	-
Loss on settlement of notes	-	-	(39,805)	-
Loss on settlement of receivable	-	(106,270)	-	(106,270)
Loss on cost of financing	-	(7,561)	-	(7,561)
Loss on financing	-	(964,467)	-	(964,467)
Loss on issuance of stock for services	-	(16,128)	-	(16,128)
Loss on debt discount	-	(5,000)	-	(5,000)
Change in derivatives	-	-	(678,652)	-
Interest expense - amortization	-	-	(94,370)	-
Interest expense	(96,720)	(270,656)	(264,449)	(353,405)

Total other income (expense)	(974,398)	(1,293,744)	(2,356,643)	(1,542,028)

Net loss	$(2,061,383)	$(2,281,857)	$(5,809,404)	$(4,348,218)

Net loss per share - basic and diluted	$(0.02)	$(0.06)	$(0.05)	$(0.11)

Weighted average number of shares
outstanding - Basic and Diluted	125,257,664	35,444,666	110,330,757	39,584,506

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(5,809,404)	$(4,348,218)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intangibles	44,500	34,500
Amortization of debt discounts to interest expense	94,370	-
Amortization of beneficial conversion features to interest expense	1,100,824	-
Amortization of options	-	126,980
Issuance of common stock for services	753,036	1,739,863
Issuance of warrants on contract	-	880,000
Debt accretion	-	439,168
Issuance of common stock as condition of loan	-	7,558
Accounts payable in common stock	-	1,135,978
Derivative liability	-	417,027
Gain on sale of investment	(321,455)	-
Change in derivatives	678,652	-
Loss on settlement of receivable	-	106,270
Loss on issuance of stock for settlements	-	17,244
Loss on financing	-	964,467
Loss on cost of financing	-	7,561
Loss on debt discount	-	5,000
Loss on sales of stock	3,705	-
Loss on settlement of notes	39,805	-
Loss on issuance of stock	372,421	-
Loss on conversion of notes payable into common stock	125,579	-
Gain on cancellation of stock	(1,707)	-
Changes in operating assets and liabilities:
Accounts receivable	(37,544)	(162,823)
Other receivable	(2,000)	(35,660)
Inventory, net	975,493	(1,470,610)
Prepaid expense	302,565	(1,264,668)
Other assets	(4,915)	(1,000)
Accounts payable	460,763	(170,427)
Accounts payable to related parties	7,801	82,976
Accrued expenses	46,215	231,554
Accrued expenses to related parties	166,623	56,372
Advance from customers	75,580	-
Guaranteed value of stock	128,338	-
Net cash used in operating activities	(800,755)	(1,200,888)

Cash flows from financing activities:
Proceeds from notes	747,500	672,560
Repayment of notes	(512,712)	(49,300)
Proceed from line of credit	575,000	-
Proceeds from issuance of common stock	28,522	572,000
Net cash provided by financing activities	838,310	1,195,260

Net decrease in cash	37,554	(5,628)

Cash at beginning of period	38,305	45,743

Cash at end of period	$75,859	$40,115

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(unaudited)

	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Cancellation of common stock	$-	$(500)

Issuance of preferred stock	$-	$500

Issuance of common stock for trademarks	$-	$600,000

Conversion of liabilities to notes payable	$-	$100,000

Issuance of common stock as condition of loan	$612,169	$-

See accompanying notes to unaudited consolidated financial statements.

GREEN INNOVATIONS LTD.

and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Green Innovations Ltd. and Subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended September 30, 2014 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2014. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments and business combination adjustments – see Note 2) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2013 filed on March 18, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiary (as of September 30, 2014), Green Hygienics. All significant inter-company balances and transactions have been eliminated in consolidation.

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

The Company may have other revenue that deviates from the normal course of business. As of September 30, 2014, the Company has the following other revenue:

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share as of September 30, 2014 consist of convertible notes convertible into 290,680,094 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 8).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of September 30, 2014 and 2013.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited consolidated financial statements. The accounting pronouncements issued subsequent to the date of these unaudited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these unaudited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited consolidated financial statements as presented and does not anticipate the need for any future restatement of these unaudited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2014 through the date these unaudited consolidated financial statements were issued.

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

Licensing Agreement

On May 31, 2013, Green Hygienics entered into a Licensing Agreement with Tauriga Sciences, Inc. (”Tauriga”) to grant Tauriga the North American exclusive rights to commercially market certain products related to hospital grade wipes including paper, green and 100% tree-free bamboo-based and biodegradable. The agreement has a term of five years with a five year extension. Tauriga agreed to pay Green Hygienics $250,000 for the fee which was payable on the following terms; $65,000 upon execution of the agreement and $185,000 within ninety days of receipt of samples of the products and applicable marketing material. Tauriga, a publicly registered entity trading under the symbol “TAUG,” and Green Hygienics agreed to the exchange of restricted common stock of TAUG and Green Innovations equal to a present day value of $250,000. On September 18, 2013, as Tauriga had satisfied the licensing fee, the Company issued to Tauriga 625,000 shares of common stock which were valued at $0.40 per share on the date of the transaction and recorded accordingly. Tauriga issued 4,347,826 shares of its common stock on July 16, 2013. Bruce Harmon, the CFO and Chairman of the Company, is also the former CFO of Tauriga (see Note 6). The transaction was completed as an arm’s length transaction. Tauriga has paid $143,730 in cash and, as a settlement for the remaining $106,270 payable to the Company, the Company received an additional 2,500,000 shares of common stock of Tauriga. As of September 30, 2014, the Company had sold all of the shares and recognized a net gain on the sale of $321,455.

The Company has recorded the following intangibles related to the acquisitions:

		Accumulated
	Asset	Amortization	Net

Intangibles - December 31, 2013	$890,000	$(51,589)	$838,411
Additions	-	-	-
Amortization	-	(44,500)	(44,500)
Intangibles - September 30, 2014	$890,000	$(96,089)	$793,911

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $5,809,404 and used cash in operating activities of $800,755 for the nine months ended September 30, 2014. The Company had working capital deficit, stockholders’ deficiency and accumulated deficit of $4,030,889, $8,741,452 and $15,350,064, respectively, at September 30, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS AND PREMIUMS

Notes and convertible notes payable, all classified as current at September 30, 2014 and December 31, 2013, consists of the following:

Convertible notes and line of credit,
net of discounts	September 30, 2014				December 31, 2013
				Principal,				Principal,
		Put	Debt	net of		Put	Debt	net of
	Principal	Premium	Discounts	Discounts	Principal	Premium	Discounts	Discounts
Coventry Capital, LLC (1)	$30,000	$3,333	$-	$33,333	$30,000	$3,333	$-	$33,333
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	-	55,556
Coventry Capital, LLC (1)	20,000	2,222	-	22,222	20,000	2,222	-	22,222
Coventry Capital, LLC (1)	35,000	3,889	-	38,889	35,000	3,889	-	38,889
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	-	55,556
Avanti Distribution, Inc. (1)	9,560	4,097	-	13,657	9,560	4,097	(3,074)	10,583
RJR Manufacturers' Agent, Inc.	50,000	-	-	50,000	50,000	-	-	50,000
RJR Manufacturers' Agent, Inc.	100,000	-	-	100,000	100,000	-	-	100,000
RJR Manufacturers' Agent, Inc.	50,000	50,000	-	100,000	50,000	50,000	(30,000)	70,000
Black Mountain Equities, Inc.	-	-	-	-	55,000	-	-	55,000
TCA Global Credit Master Fund, LP	1,015,651	1,500,000	(112,790)	2,402,861	950,003	1,000,000	(582,822)	1,367,181
LG Capital Funding, LLC	-	-	-	-	76,500	62,591	-	139,091
Black Mountain Equities, Inc.	47,500	55,000	-	102,500	-	-	-	-
Jean-Michel Fitamant	200,000	200,000	(140,217)	259,783	-	-	-	-
Black Mountain Equities, Inc.	55,000	55,000	(38,991)	71,009	-	-	-	-
Avanti Distribution, Inc.	575,000	-	-	575,000	-	-	-	-
Total	$2,287,711	$1,884,653	$(291,998)	$3,880,366	$1,476,063	$1,137,244	$(615,896)	$1,997,411

(1) At 12/31/13, classified as long-term liability.

On August 15, 2012, the Company executed a convertible promissory note with Coventry Capital, LLC (“Coventry Capital”) for $30,000. The note bears interest at the rate of 10% per annum which accrues. As of September 30, 2014 and December 31, 2013, the accrued interest was $6,535 and $4,285, respectively. The note matures on August 15, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value is unable to be calculated at this time.

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

On October 17, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of September 30, 2014 and December 31, 2013, the accrued interest was $9,791 and $6,041, respectively. The note matures on October 17, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 6, 2012, the Company executed a convertible promissory note with Coventry Capital for $20,000. The note bears interest at the rate of 10% per annum which accrues. As of September 30, 2014 and December 31, 2013, the accrued interest was $3,642 and $2,142, respectively. The note matures on December 6, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 18, 2012, the Company executed a convertible promissory note with Coventry Capital for $35,000. The note bears interest at the rate of 10% per annum which accrues. As of September 30, 2014 and December 31, 2013, the accrued interest was $6,259 and $3,634, respectively. The note matures on December 8, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 28, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of September 30, 2014 and December 31, 2013, the accrued interest was $8,805 and $5,055, respectively. The note matures on December 28, 2014. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On March 14, 2013, the Company executed a convertible promissory note with Avanti Distribution, Inc. for $9,560. The note bears interest at the rate of 12% per annum which accrues. As of September 30, 2014 and December 31, 2013, the accrued interest was $1,781 and $921, respectively. The note matures on March 14, 2015. The conversion price is equal to 70% of the average of the closing prices of the Company’s common stock for the preceding five trading days. The Company recorded a debt discount of $3,756.

On April 4, 2013, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser. A beneficial conversion feature of $31,513 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2014 and December 31, 2013, the accrued interest was $8,988 and $4,488, respectively. The note matured on October 4, 2013. The maturity date was extended to December 31, 2013. On January 1, 2014, the note was extended to June 30, 2014. On June 30, 2014, the note was extended to September 30, 2014. As a condition of the October 4, 2013 extension, the Company agreed to modify the conversion terms to a discount of 40% of the average of the lowest five days closing price from the date of the note until the conversion date.

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

On May 8, 2013, the Company entered into a convertible promissory note with Avalon Capital Corp. (“Avalon”) for $100,000. The note bears interest at 12% per annum, matured on November 8, 2013, and converts at the lesser of $0.55 per share or a 40% discount at the time of conversion. A beneficial conversion feature of $100,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. On November 10, 2013, Avalon assigned this note to RJR Manufacturers’ Agent. As of September 30, 2014 and December 31, 2013, the accrued interest was $16,858 and $7,858, respectively. The note matured on November 8, 2013. The note was extended to December 31, 2013. On January 1, 2014, the note was extended to June 30, 2014. On June 30, 2014, the note was extended to September 30, 2014. As a condition of the November 8, 2013 extension, the Company agreed to modify the conversion terms to a discount of 40% of the average of the five lowest closing prices from the date of the note until the conversion date.

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

On May 30, 2013, the Company entered into a convertible promissory note with Avalon Capital Corp. (“Avalon”) for $50,000. The note bears interest at 12% per annum, matured on November 30, 2013, and converts at the lesser of $0.55 per share or a 40% discount at the time of conversion. A beneficial conversion feature of $50,000 was recorded and was accreted monthly from the issuance date of the note through September 30, 2013. This note was not to have been issued as it was paid back to Avalon by RJR Manufacturers’ Agent. The note was cancelled on August 31, 2013, retroactive to May 30, 2013 for accounting purposes and the accretion was reversed accordingly.

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

On June 12, 2013, the Company entered into a convertible promissory note agreement for $55,500 with Black Mountain Equities, Inc. (“Black Mountain”). The note has an interest rate of 10% per annum and is accrued. The note, at the holder’s option, is convertible at the lesser of $0.50 or a 25% discount to market on average of the prior 20 trading days. A beneficial conversion feature of $41,111 was recorded and will be accreted monthly from the issuance date of the note through maturity. As a condition of the agreement, the Company issued 10,000 shares of common stock (see Note 8). As of December 31, 2013, the accrued interest was $5,000. The note matures on January 15, 2014. On December 5, 2013, the Company and Black Mountain entered into a Release and Lock Up Leak Out Agreement whereas Black Mountain would be limited to daily sales no greater than 10% of that day’s cumulative trading volume. On January 8, 2014, Black Mountain converted $10,000 of principal into 263,505 shares based on a discounted conversion price of $0.03795 (see Note 8). On January 24, 2014, Black Mountain converted $50,500 of principal and interest into 1,231,708 shares based on a discounted conversion price of $0.0755 (see Note 8). The discounts were recorded as a loss. On February 20, 2014, the Company received $50,000 cash from Black Mountain under the provision in their note that provided, at Black Mountain’s election, the right to fund an additional $50,000 to the Company. An amendment to the convertible note was executed under the same terms and conditions as the original note. The note was recorded as $55,000 which reflects the $5,000 in origination fees associated with the execution of the amendment. On October 2, 2014, Black Mountain converted $10,000 of principal into 1,282,052 shares of common stock (see Note 10). On November 6, 2014, Black Mountain converted $10,000 of principal into 2,222,222 shares of common stock (see Note 10).

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

On October 24, 2013, the Company secured financing from TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”). Effective on October 24, 2013, we entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”), pursuant to which TCA agreed to loan up to a maximum of $5 million to us for working capital purposes. A total of $892,830 was funded by TCA in connection with the closing. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Convertible Promissory Note (the “Revolving Note”), the repayment of which is secured by Security Agreements executed by us and our wholly-owned subsidiary, Green Hygienics, Inc. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA. The initial Revolving Note in the amount of $1,000,000 is due and payable along with interest thereon on April 24, 2014, and bears interest at the minimum rate of 18% per annum, increasing to 24% per annum upon the occurrence of an event of default. The conversion rate is 85% of the lowest VWAP of the Company’s stock for the five days preceding the conversion date. We also agreed to pay TCA a fee of $250,000, payable in the form of 2,316,595 shares of common stock. On January 17, 2014, the Company and TCA entered into Amendment No. 1 of the agreement which provided the Company with an additional $500,000. As a condition of the Amendment No. 1, the note maturity date was extended an addition six months. We also agreed to pay TCA a fee of $112,500, payable in the form of 2,684,964 shares of common stock. Both issuances of common stock have a guaranteed value, and any deficiency would require the issuance of additional shares, whereas TCA has a ceiling of the $250,000 and $112,500, respectively, and upon the selling of securities, once those balances are met, the remaining shares of common stock will be returned to the Company for cancellation. On February 3, 2014, the Company and its subsidiary, Green Hygienics, Inc., filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA Global Credit Master Fund, LP (“TCA”), regarding a dispute among the parties about the lock-box provisions of the Credit Agreement. On March 17, 2014, the Company settled with TCA and subsequently dismissed the Complaint without prejudice. As part of the settlement and contingent upon the parties’ full performance under the settlement agreement, the parties agreed (1) that the note’s maturity date would be extended to October 25, 2014; (2) that a total amount of $1,506,134.50 was due to TCA under the Credit Agreement and Revolving Note, as amended, as of March 17, 2014; and (3) that $116,982.72 would be wired to TCA within two business days of settlement, and that upon TCA’s receipt of the wire, $1,389,151.78 in principal would be considered outstanding, and no interest and fees would be considered outstanding. As of September 30, 2014, the principal and accrued interest balances were $1,015,651 and $0, respectively. On September 4, 2014, the Company issued TCA an additional 4,000,000 shares of common stock as part of the guaranteed value for the investment banking fee (see Note 8). As of September 30, 2014, TCA has recognized $81,294 of the guaranteed value leaving a guaranteed value recorded of $197,644. On October 25, 2014, TCA and the Company extended the notes for an additional four months with a new maturation date of February 25, 2015 (see Note 10). TCA charged the Company a fee of $100,000 to accommodate the extension.

On November 1, 2013, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.14 per share, the closing price of the prior day, or a 40% discount of the five lowest closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $50,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2014 and December 31, 2013, the accrued interest was $5,503 and $1,003, respectively. The note matured on June 30, 2014. On June 30, 2014, the note was extended until September 30, 2014.

On July 30, 2014, the Company entered into a convertible promissory note agreement for $55,000 with Black Mountain. The note has an interest rate of 10% for the term of the note and is earned at the execution of the note which is accrued. The note, at the holder’s option, is convertible at the lesser of $0.05 or a 25% discount to market on average of the prior 20 trading days. A beneficial conversion feature of $55,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2014, the accrued interest was $5,500, which is an upfront charge for the term. The note matures on February 28, 2015.

On August 6, 2014, the Company entered into a convertible promissory note agreement for $200,000 with Jean-Michel Fitamant (“Fitamant”). The note has an interest rate of 12% per annum and is accrued. The note matures on February 6, 2015. The note, at the holder’s option, is convertible at a 30% discount to market on average of the lowest 10 days from the date of the note to the date of the conversion. A beneficial conversion feature of $200,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2014, the accrued interest was $3,616.

Convertible notes, net of discounts	September 30, 2014				December 31, 2013
				Principal,				Principal,
		Put	Debt	net of		Put	Debt	net of
	Principal	Premium	Discounts	Discounts	Principal	Premium	Discounts	Discounts
Bruce Harmon	$50,000	$-	$-	$50,000	$50,000	$-	$-	$50,000
Bruce Harmon	50,000	50,000	-	100,000	50,000	50,000	(30,000)	70,000
Lakeport Business Services, Inc.	100,000	100,000	-	200,000	100,000	100,000	-	200,000
Total	$200,000	$150,000	$-	$350,000	$200,000	$150,000	$(30,000)	$320,000

On April 4, 2013, Harmon, an officer and director of the Company, requested that the Company convert his accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser. A beneficial conversion feature of $31,513 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2014 and December 31, 2013, the accrued interest was $8,988 and $4,488, respectively. The note matured on October 4, 2013. The maturity date was extended until December 31, 2013. On January 1, 2014, the note was extended to June 30, 2014. On June 30, 2014, the note was extended until September 30, 2014. As a condition of the January 1, 2014 extension, the Company agreed to modify the conversion terms to a discount of 40% of the lowest five days prior to the conversion date.

On July 12, 2013, the Company entered into a convertible promissory note agreement for $100,000 with Bruce Harmon, an officer and director of the Company. The note has an interest rate of 12% per annum and is accrued. The note matured on October 12, 2013. The note, at the holder’s option, is convertible at the lesser of $0.31 per share or at a 30% discount to market on the date prior to conversion. As of September 30, 2014 and December 31, 2013, the accrued interest was $14,721 and $5,721, respectively. The note was extended to December 31, 2013. On January 1, 2014, the note was extended to June 30, 2014. On June 30, 2014, the note was extended to September 30, 2014. As a condition of the January 1, 2014 extension, the Company agreed to modify the conversion terms to a discount of 40% of the lowest five days prior to the conversion date.

On November 1, 2013, Harmon, an officer and director of the Company, requested that the Company convert his accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.14 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $50,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of September 30, 2014 and December 31, 2013, the accrued interest was $5,503 and $1,003, respectively. The note matured on June 30, 2014. On June 30, 2014, the note was extended to September 30, 2014.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 5, 2014, there were no pending or threatened lawsuits except as noted below.

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

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge received an initial issuance of 3,600,000 common shares, 3,000,000 on September 25, 2013, 4,200,000 on October 23, 2013, 4,400,000 on December 16, 2013, 4,000,000 on January 31, 2014, 4,500,000 on March 20, 2014, 2,500,000 on May 20, 2014, and 6,400,000 on August 12, 2014.

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

On October 29, 2014, Ironridge requested an additional 5,500,000 shares of common stock, to which we objected. See Note 10.

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

2014	$58,693
2015	233,009
2016	201,178
2017	14,868
2018	14,868
2019	3,304

Total	$525,920

Rent expense for the nine months ended September 30, 2014 and 2013 was $245,257 and $7,349, respectively.

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

NOTE 6 – RELATED PARTIES

A summary of the accounts payable and accrued expenses to the officers and directors, as of September 30, 2014 and December 31, 2013, respectively, is as follows:

	September 30, 2014		December 31, 2013
	Accounts	Accrued	Accounts	Accrued
	Payable	Expenses	Payable	Expenses
Bruce Harmon	$4,135	$123,077	$20,769	$-
Jeffrey Thurgood (1)	3,119	7,167	-	-
Sugiarto Kardiman (1)	32,500	-	-	-
Philip Rundle (2)	-	-	11,184	-

Total	$39,754	$130,244	$31,953	$-

(1) Was not an officer at December 31, 2013 therefore balances not reflected.
(2) Resigned in July 2014.

Bruce Harmon (“Harmon”), Chairman of the Company, has payables and accruals due to him of $127,212 and $20,769 as of September 30, 2014 and December 31, 2013, respectively.

Jeffrey Thurgood (“Thurgood”), CEO of the Company, has payables due to him of $10,286 and $3,197, as of September 30, 2014 and December 31, 2013 (was not a related party), respectively.

Sugiarto Kardiman (“Kardiman”), CFO of the Company, has payables due to him of $32,500 and $27,991, as of September 30, 2014 and December 31, 2013 (was not a related party), respectively.

Philip Rundle (“Rundle”), former CEO and Director of the Company, has payables due to him of $0 and $11,184, as of September 30, 2014 and December 31, 2013, respectively.

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

On April 30, 2014, Harmon exchanged 250,000 shares of Series A Preferred Stock for 250,000 shares of Series B Preferred Stock (see Note 8).

On July 30, 2014, the Company issued 100,000 shares of common stock to Charles Andrews for his services for the quarter as a director. The shares were recognized as an expense accordingly.

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

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge received an initial issuance of 3,600,000 common shares, 3,000,000 on September 25, 2013, 4,200,000 on October 23, 2013, 4,400,000 on December 16, 2013, 4,000,000 on February 4, 2014, 4,500,000 on March 20, 2014, 2,500,000 on May 20, 2014, and 6,400,000 on August 12, 2014.

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

On October 29, 2014, Ironridge requested an additional 5,500,000 shares of common stock, to which we objected. See Note 10.

	Amounts Payable in Common Stock	Derivative Liability

December 31, 2013	$1,079,348	$347,223

Change	(467,179)	601,315

March 31, 2014	612,169	948,538

Change	(100,500)	(522,484)

June 30, 2014	511,669	426,054

Change	2,264,399	2,350,014

September 30, 2014	$2,776,068	$2,776,068

The balances for the Amounts Payable in Common Stock and Derivative Liability accounts, as of September 30, 2014, were both $2,776,068. This balance was based on the issuable shares of 27,728,084,090. The calculations for both accounts are at their maximum as the calculation process, as contractually defined, is at its maximum, therefore, the amounts are identical.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock with a par value of $0.0001. On November 7, 2012, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series A Preferred Stock of Green Innovations Ltd. (“Certificate of Designation”) with the Secretary of State of the State of Nevada authorizing the creation of a new series of preferred stock designated as “Series A Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section NRS 78.1955 of the Nevada General Corporation Law. The Certificate of Designation was filed with the Nevada Department of State on November 7, 2012. The Certificate of Designation created 5,000,000 shares of Series A Preferred Stock. Each holder of Series A Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series A Preferred Stock is convertible into. Each share of Series A Preferred Stock is convertible, at the option of the holder of the Series A Preferred Stock, into one share of the Company’s common stock. Shares of the Series A Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of the exchange for shares of common stock of the Company. Each share of Series A Preferred Stock will be entitled to ten (10) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series A Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series A Preferred Stock, the holders of the Series A Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series A Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series A Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series A Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock. As of September 30, 2014, there were 5,000,000 shares of Series A Preferred Stock issued or outstanding.

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

Upon the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series B Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series B Preferred Stock, the holders of the Series B Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series B Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series B Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series B Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock. On April 30, 2014, Harmon returned to the Company 250,000 shares of Series A Preferred Stock in exchange for 250,000 shares of Series B Preferred Stock (see Notes 6 and 10). As of September 30, 2014, there were 250,000 shares issued and outstanding.

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

On September 5, 2013, the Company issued DBA 300,000 shares of common stock, as compensation for services. The shares were valued at $0.20 per share, or $60,000. The shares have a three year vesting therefore will be amortized accordingly. As of September 30, 2014, $22,500 has been expensed. See Note 6.

On September 5, 2013, the Company issued Jeff Thurgood, the Company’s Vice President of Sales, now CEO, 250,000 shares of common stock, as compensation for services. The shares were valued at $0.20 per share, or $50,000. The shares have a three year vesting therefore will be amortized accordingly. As of September 30, 2014, $18,472 has been expensed. See Note 6.

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

On April 18, 2014, the Company issued 2,500,000 shares of common stock to Mirador Consulting, LLC (“Mirador”) for management consulting for six months. The shares were valued at $225,000, or $0.09 per share. As of September 30, 2014, $187,500 has been expensed and the remaining will be amortized over the remaining period of the contract.

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

On July 1, 2014, the Company issued 151,149 shares of common stock to BCJ for legal services. The shares were valued at $9,069, or $0.06 per share, and due to an averaging method of calculation, a $5,069 loss on issuance was recorded.

On July 30, 2014, the Company issued 100,000 shares of common stock to Charles Andrews for his services for the quarter as a director. The shares will be recognized as an expense accordingly.

On August 1, 2014, the Company issued 253,165 shares of common stock to BCJ for legal services. The shares were valued at $7,595, or $0.03 per share, and due to an averaging method of calculation, a $3,595 loss on issuance was recorded.

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

On September 1, 2014, the Company issued 329,056 shares of common stock to BCJ for legal services. The shares were valued at $9,872, or $0.03 per share, and due to an averaging method of calculation, a $5,872 loss on issuance was recorded.

On September 4, 2014, the Company issued TCA an additional 4,000,000 shares of common stock as part of the guaranteed value for the investment banking fee (see Note 4).

The following table reflects common stock issuable and common stock issued from December 31, 2013 through September 30, 2014, as follows:

	Shares			Amount
	Common Stock Issuable	Common Stock	Total	Common Stock Issuable	Common Stock	Total	APIC

December 31, 2013	27,149,158	58,103,672	85,252,830	$2,715	$5,810	$8,525	$8,954,568

Change	6,640,662	14,482,559	21,123,221	664	1,449	2,113	1,578,779

March 31, 2014	33,789,820	72,586,231	106,376,051	3,379	7,259	10,638	10,533,347

Change	11,525,405	5,601,972	17,127,377	1,153	560	1,713	466,749

June 30, 2014	45,315,225	78,188,203	123,503,428	4,532	7,819	12,351	11,000,096

Change	27,682,768,865	11,659,507	27,694,428,372	2,768,276	1,166	2,769,442	(7,173,778)

September 30, 2014	27,728,084,090	89,847,710	27,817,931,800	$2,772,808	$8,985	$2,781,793	$3,826,318

See Note 7 regarding issuable common stock and APIC. The increase in the issuable stock is offset in APIC thereby reducing APIC by $7,382,691 in the third quarter of 2014.

Stock Warrants

The Company has granted warrants to employees. As of September 30, 2014 and December 31, 2013, the balance was zero and there was no activity in the period.

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

The Company has granted warrants to non-employees. Warrant activity for non-employees the nine months ended September 30, 2014 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2013	2,111,111	$0.076

Granted	-	$-
Forfeited	-	-
Exercised	-	$-

Outstanding at September 30, 2014	2,111,111	$0.076	3.79	$2,500

Exercisable at September 30, 2014	2,111,111	$0.076

Weighted Average Grant Date Fair Value		$-

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

Stock Options

The Company approved the 2012 Stock Option Plan on November 14, 2012 under which 10,000,000 shares were reserved for issuance.

The Company has granted options to employees. Options activity for the nine months ended September 30, 2014 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2013	2,111,111	$0.076

Granted	1,111,111	$0.10
Exercised	-	$-
Forfeited	-	-
Expired	-	$-

Outstanding at September 30, 2014	3,222,222	$0.084	8.91	$2,500

Exercisable at September 30, 2014	3,222,222	$0.082

Weighted Average Grant Date Fair Value		$0.10

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

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of September 30, 2014. There have been no losses in these accounts through September 30, 2014.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 1, 2014, the Company issued 810,373 shares of common stock to BCJ for legal services. The shares were valued at $9,872, or $0.03 per share, and due to an averaging method of calculation, a $5,872 loss on issuance was recorded.

On October 2, 2014, Black Mountain converted $10,000 of its note dated February 20, 2014 into 1,282,052 shares of common stock (see Note 4). The applicable discount will be recorded accordingly.

On October 10, 2014, the Company issued Mirador an additional 2,000,000 shares of common stock to adjust the compensation to Mirador for its consulting agreement due to the devaluation of the Company’s stock value (see Note 8). The applicable loss will be recorded accordingly.

On October 15, 2014, John Kirkland of Ironridge sent us an email with a spreadsheet claiming Ironridge was owed 27,728,084,090 shares of our common stock. On October 29, 2014, Keith Coulston of Ironridge sent us an email with a request for 5,500,000 shares of common stock. We formally objected to the issuance request on October 30, 2014, as the per share price of the Company’s common stock had dropped below $0.01/share for five days, resulting in the arithmetic average of the volume weighted average prices of any five trading days during the calculation period, less $0.01, being less than zero, such that Ironridge would not be entitled to any additional shares under the adjustment provisions of the stipulation for settlement of claims. John Kirkland subsequently emailed the Company on the afternoon of October 30, 2014, stating, “Comply with the judgment, or face contempt.” We immediately retained litigation counsel in California, who prepared an ex parte motion for declaratory relief—that (1) Ironridge is not due any additional shares of the Company’s common stock under the adjustment provisions of the stipulation, or (2) that, as another department of the Los Angeles Superior Court has observed in a nearly identical case involving the same stipulation terms, that the adjustment provisions in the stipulation are so convoluted and ambiguous that they are not enforceable. We are currently waiting on the court’s ruling on our motion.

On October 25, 2014, TCA and the Company extended the note for an additional four months with a new maturation date of February 25, 2015 (see Note 4). TCA charged the Company a fee of $100,000 to accommodate the extension.

On November 7, 2014, Black Mountain converted $10,000 of its note dated February 20, 2014 into 2,222,222 shares of common stock (see Note 4). The applicable discount will be recorded accordingly.

On November 10, 2014, the Company issued a convertible note to RJR Manufacturers Agent for the balance of contractual accrued compensation, and accrued interest, on a retroactive basis. The accrued compensation is due to RJR Manufacturers Agent, one of the key players in the initial building stages of Green Hygienics, was for forgoing compensation to aid the Company with cash flow. The accrued compensation and the applicable interest was $144,192.

On November 10, 2014, the Company issued a convertible note to Bruce Harmon for the balance of contractual accrued compensation, and accrued interest, on a retroactive basis. The accrued compensation is due to Mr. Harmon was for forgoing compensation to aid the Company with cash flow. The accrued compensation and the applicable interest was $144,192.

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

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenue. For the three months ended September 30, 2014, our revenue was $733,262, compared to $748,238 for the same period in 2013. The revenue decreased an immaterial percentage.

Direct Costs of Revenue. For the three months ended September 30, 2014, our direct costs of revenue were $665,110, compared to $769,342 for the same period in 2013.

General and Administrative Expenses. For the three months ended September 30, 2014, general and administrative expenses were $686,954 (includes stock-based compensation of $248,617) compared to $845,540 (includes stock-based compensation of $152,625) for the same period in 2013.

Selling and Marketing Expenses. For the three months ended September 30, 2014, selling and marketing expenses were $468,182 compared to $121,469 for the same period in 2013. This increase was primarily caused by the continued marketing efforts.

Other Income (Expense). For the three months ended September 30, 2014, other income (expense) was $(974,398) compared to $(1,293,744) for the same period in 2013.

Net Loss. We generated net losses of $2,061,382 for the three months ended September 30, 2014 compared to $2,281,857 for the same period in 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Revenue. For the nine months ended September 30, 2014, our revenue was $2,869,423, compared to $1,347,883 for the same period in 2013. The increase was from operations continuing to increase revenue quarterly.

Direct Costs of Revenue. For the nine months ended September 30, 2014, our direct costs of revenue were $2,121,205, compared to $1,071,100 for the same period in 2013.

General and Administrative Expenses. For the nine months ended September 30, 2014, general and administrative expenses were $2,910,223 (includes stock-based compensation of $753,036) compared to $2,882,361 (includes stock-based compensation of $1,739,863) for the same period in 2013.

Selling and Marketing Expenses. For the nine months ended September 30, 2014, selling and marketing expenses were $1,290,756 compared to $200,612 for the same period in 2013. This increase was primarily caused by the continued marketing efforts.

Other Income (Expense). For the nine months ended September 30, 2014, other income (expense) was $(2,356,643) compared to $(1,542,028) for the same period in 2013.

Net Loss. We generated net losses of $5,809,404 for the nine months ended September 30, 2014 compared to $4,348,218 for the same period in 2013.

Liquidity and Capital Resources

General. At September 30, 2014, we had cash and cash equivalents of $75,859. We have historically met our cash needs through a combination of proceeds from financing from third parties. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash in operations of $800,755 for the nine months ended September 30, 2014, and we used cash in operations of $1,200,888 during the same period in 2013. The principal elements of cash flow from operations for the nine months ended September 30, 2014 included a net loss of $5,809,404.

Cash provided by our financing activities was $838,310 for the nine months ended September 30, 2014, compared to $1,195,260 during the comparable period in 2013. This decrease was primarily attributed to the repayment of notes payable.

As of September 30, 2014, current liabilities exceeded current assets by 3.9 times. Current assets decreased from $2,570,473 at December 31, 2013 to $1,369,512 at September 30, 2014 whereas current liabilities increased from $2,385,988 at December 31, 2013 to $5,400,401 at September 30, 2014.

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $2,869,423 and net losses of $5,809,404 for the nine months ended September 30, 2014 compared to sales of $1,347,883 and net losses of $4,348,218 for the nine months ended September 30, 2013. The Company had working capital deficiency, stockholders’ deficit, and accumulated deficit of $4,030,889, $8,741,452 and $15,350,064, respectively, at September 30, 2014, and used cash in operations of $800,755 in the nine months ended September 30, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiary (as of September 30, 2014), Green Hygienics and Sensational Brands. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Changes in Accounting Principles

No significant changes in accounting principles were adopted during the nine months ended September 30, 2014.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share as of September 30, 2014 consist of convertible notes convertible into 44,208,745 common shares. Equivalent shares are not utilized when the effect is anti-dilutive.

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

Ironridge Global IV, Ltd.

On July 24, 2013, we entered into a stipulation for settlement of claims with Ironridge Global IV, Ltd. (“Ironridge”), pursuant to which we resolved $2,621,036.58 of our accounts payable that Ironridge had agreed to purchase from our creditors in exchange for payment in full in cash. Pursuant to an order approving stipulation for settlement of claims that we jointly requested from the Los Angeles, California Superior Court (Ironridge Global IV, Ltd. v. Green Innovations, Ltd., Case No. BC515730, Department 56), we agreed to issue to Ironridge shares of our common stock with an aggregate value equal to 105% of the claim amount plus reasonable attorney fees, divided by 80% of the following: the closing price of our stock on July 24, 2013, not to exceed the arithmetic average of the volume weighted average prices of any five trading days during a period equal to that number of consecutive trading days following the date of initial receipt of shares required for the aggregate trading volume, excluding after-hours trades, to exceed $25 million, less $0.01 per share, as reported by the Bloomberg Professional service of Bloomberg LP.

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge received an initial issuance of 3,600,000 common shares, 3,000,000 on September 25, 2013, 4,200,000 on October 23, 2013, 4,400,000 on December 16, 2013, 4,000,000 on January 31, 2014, 4,500,000 on March 20, 2014, 2,500,000 on May 20, 2014, and 6,400,000 on August 12, 2014.

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

On October 15, 2014, John Kirkland of Ironridge sent us an email with a spreadsheet claiming Ironridge was owed 27,728,084,090 shares of our common stock. On October 29, 2014, Keith Coulston of Ironridge sent us an email with a request for 5,500,000 shares of common stock. We formally objected to the issuance request on October 30, 2014, as the per share price of the Company’s common stock had dropped below $0.01/share for five days, resulting in the arithmetic average of the volume weighted average prices of any five trading days during the calculation period, less $0.01, being less than zero, such that Ironridge would not be entitled to any additional shares under the adjustment provisions of the stipulation for settlement of claims. John Kirkland subsequently emailed the Company on the afternoon of October 30, 2014, stating, “Comply with the judgment, or face contempt.” We immediately retained litigation counsel in California, who prepared an ex parte motion for declaratory relief—that (1) Ironridge is not due any additional shares of the Company’s common stock under the adjustment provisions of the stipulation, or (2) that, as another department of the Los Angeles Superior Court has observed in a nearly identical case involving the same stipulation terms, that the adjustment provisions in the stipulation are so convoluted and ambiguous that they are not enforceable. We are currently waiting on the court’s ruling on our motion.

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

On March 25, 2014, the Company issued 150,000 shares of common stock to American Capital Ventures (“ACV”) for investor relation services for three months. The shares were valued at $15,000, or $0.10 per share. These shares were not issued as of September 30, 2014 and recorded as issuable.

On April 1, 2014, the Company issued 1,111,111 options for common stock to Philip Rundle pursuant to the renewal of his employment agreement. The options were valued at $111,111.

On April 18, 2014, the Company entered into a Consulting Agreement with Mirador Consulting, LLC (“Mirador”), to provide management consulting, business advisory, shareholder information and public relations. The contract is for six months with compensation of 2,500,000 shares of restricted common stock. On October 10, 2014, the Company issued Mirador an additional 2,000,000 shares of common stock as additional compensation due to the decrease in valuation of the common stock previously issued (see Note 10).

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

On September 1, 2014, the Company issued 329,056 shares of common stock to BCJ for legal services. The shares were valued at $9,872, or $0.03 per share.

On September 4, 2014, the Company issued TCA an additional 4,000,000 shares of common stock as part of the guaranteed value for the investment banking fee.

On October 1, 2014, the Company issued 810,373 shares of common stock to BCJ for legal services. The shares were valued at $9,872, or $0.03 per share.

On October 2, 2014, Black Mountain converted $10,000 of its note dated February 20, 2014 into 1,282,052 shares of common stock.

On October 10, 2014, the Company issued Mirador an additional 2,000,000 shares of common stock to adjust the compensation to Mirador for its consulting agreement due to the devaluation of the Company’s stock value.

On November 7, 2014, Black Mountain converted $10,000 of its note dated February 20, 2014 into 2,222,222 shares of common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on June 1, 2010)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on October 1, 2012)
4.1	Certificate of Designation for Series A Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed on February 8, 2013
4.2	Certificate of Designation for Series B Preferred Stock
10.1	Share Exchange Agreement between the Company, Green Hygienics, Inc. and Bruce Harmon dated September 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.2	Licensing Agreement between American Hygienics Corporation and Green Hygienics, Inc. dated August 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2012)
10.3	Release between the Company and Mordechay David dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2012)
10.4	Release between the Company and Shamir Benita dated October 10, 2012 (incorporated by reference to our Current Report on Form 8-K filed on October 23, 2012)
10.5	Employment Agreement with Philip Rundle dated April 1, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 18, 2014)
10.6	License Agreement with Tauriga Sciences, Inc. dated May 31, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 6, 2013)
10.7	Stipulation for Settlement of Claims dated July 24, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 18, 2014)
10.8	Senior Secured Revolving Credit Facility Agreement dated October 24, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on October 31, 2013)
10.9	Revolving Convertible Promissory Note dated October 24, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on October 31, 2013)
10.10	Employment Agreement with Bruce Harmon dated November 1, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on March 18, 2014)
10.11	Amendment No. 2 to Senior Secured Revolving Credit Facility Agreement dated March 17, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 18, 2014)
10.12	Amended and Restated Revolving Convertible Promissory Note dated March 17, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on March 18, 2014)
10.13	Consulting Agreement with Sugiarto Kardiman dated Septemb 2013 (incorporated by reference er 2,to our Quarterly Report on Form 10-Q filed on August 14, 2014)
10.14 (1)	Employment Agreement with Jeffrey Thurgood dated August 26, 2013.
21.1	Subsidiaries of the Registrant: Green Hygienics, Inc., a Florida corporation
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

GREEN INNOVATIONS LTD.

Date: November 12, 2014	By	/s/ Jeffrey Thurgood
Jeffrey Thurgood
Chief Executive Officer

Date: November 12, 2014	By	/s/ Sugiarto Kardiman
Sugiarto Kardiman
Chief Financial Officer

