Form 10-K
period 2014-12-31
Green Innovations Ltd.
filed 2015-04-10
CIK 1491471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________

FORM 10-K

________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________.

Commission File Number: 000-54221

________________________________________

GREEN INNOVATIONS LTD.
(Exact name of registrant as specified in its charter)

 ________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

On June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,099,640, based upon the closing price on that date of the common stock of the registrant on the OTC Bulletin Board system of $0.062. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 1, 2015, the registrant had 105,190,906 shares of its common stock, $0.0001 par value, outstanding, and 27,649,430,616 shares of its common stock, $0.0001 par value, issuable.

2

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

3

PART I

Item 1. Business.

General Overview

We were incorporated in the State of Nevada on July 1, 2008 as Winecom, Inc. (“Winecom”). We were a development stage company focused from September of 2009 to August of 2012 on the development and operation of our website, www.winecom.com, a social networking website that catered to wine lovers. We did not generate any revenues under the Winecom operations. On September 20, 2012, we changed our name to Green Innovations Ltd. (“Green Innovations,” the “Company,” “we,” “us,” “our,” or “GNIN”), and on September 26, 2012, we acquired Green Hygienics, Inc. (“Green Hygienics”), a Florida corporation formed on August 1, 2012, that imports, sells and distributes bamboo-based hygienic products and other paper products . Consequently, we discontinued our business plan related to www.winecom.com and have since pursued the business of Green Hygienics.

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

Green Innovations Ltd.

Green Innovations was the parent company of two wholly-owned subsidiaries: Green Hygienics, Inc. (“Green Hygienics”), a Florida corporation, and Sensational Brands, Inc. (“Sensational Brands”), a Florida corporation, which was dissolved in September 2013. Green Innovations provides the management, administrative, marketing and other pertinent focuses for its subsidiaries.

Green Hygienics, Inc.

Our wholly-owned subsidiary, Green Hygienics, is focused on the importation, sale, and distribution of hygienic and household products made of bamboo-based paper and other green products. On August 1, 2012, Green Hygienics entered into a Licensing Agreement with AHC, a corporation domiciled in the People's Republic of China, pursuant to which we acquired the exclusive right for a period of 5 years to import and distribute AHC's proprietary bamboo pulp-based hygiene products. AHC is a leading manufacturer of bamboo-based wet wipes, is internationally certified (ISO 9001:2008, BRC-CP, EPA, Nordic swan, cGMP and GMP) and is a member of the world Private Label Manufacturers Association. Exporting to over 45 countries, AHC supplies a number of Multi-National brands and retailers on all continents including customers such as 3M, Carrefour, Tesco, Walmart, and Goodyear. The Licensing Agreement contemplates the distribution of generic, private label, and Green Hygienics branded products, described below. Subject to the below-described sales targets being met, the exclusive distribution license will be renewable for an additional period of 5 years.

4

Sensational Brands, Inc.

Our wholly-owned subsidiary, Sensational Brands, Inc., a Florida corporation (“Sensational Brands”), was formed for the acquisition of certain assets, via an asset purchase agreement, from Sensational Brands, Inc., a Texas corporation (“SBI-TX”). SBI-TX, a company owned by W. Ray (“Tray”) Harrison, Jr., the former National Sales Manager for Green Hygienics, had developed products and the brand name “Sensational.” On November 19, 2012, Sensational Brands entered into an Asset Purchase Agreement with SBI-TX pursuant to which it acquired certain assets of SBI-TX, including the trademark “SENSATIONAL” for the use in commercial sales of bathroom tissue and paper napkins. In exchange for the trademark, we issued to SBI-TX and Tray Harrison 500,000 warrants for common stock of the Company. The warrants were for a period of five years and had an exercise price of $0.01 per share. Sensational Brands was dissolved in September of 2013. The trademark, which was the only asset, was assigned to Green Hygienics.

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

5

Industry Statistics

$21.7B Tissue Paper US Market

- Approx. **$17.2 billion** at retail[1], an additional **$4.5 billion** in away from home sales.
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
- Dispenser Development

Source: RISI, The Nielsen Company
(1) Based on RISI market size estimates, 2010 and Nielsen trends, 2012

6

7

8

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

Currently, the Company’s products are located in the following stores, as well as others, as listed below and at http://greenhygienics.com/products/where-to-buy/:

(Note: The above logos are the property of each respective company.)

The products of Green Hygienics, as of the date of this report, are in the following stores (listed alphabetically): Affordable Leasing & Distribution, Al’s, Albertsons Intermountain, Albertsons Northwest, Albertsons Southwest, Albertsons SoCal, Amazon.com, Anacortes Food Pavilion, Archbold SuperValu, Archie’s IGA, Arlington Food Pavilion, Associated Food Stores, Baker’s Foods IGA, Big Saver Foods, Bill’s SuperValu Plus, Blaine Cost Cutter, Bob’s Produce Ranch, Bromley’s Market, C&S, Camano Island Plaza IGA, Cardenas, Country Market, Dan’s, Darold’s SuperValu Foods, Dick’s Fresh Market, Dissmore Food Mart IGA, Dodson’s IGA, Driskill Foods, E. Wenatchee Food Pavilion, Ellis SuperValu, Erdman’s County Market, Ferndale Cost Cutter, Festival Foods, Fiesta Foods, FoodMaxx Supermarket, Forth’s Foodfair, Gelson’s, Geyer’s Fresh Foods, Gordy’s County Market, Great Lakes Foods, Hart’s SuperValu Auth, Hornbachers, Howser’s Supermarket IGA, Hy-Vee, Ingles Foods, Island Fresh, Jerry’s Foods, Jim’s SuperValu, Juba’s SuperValu, Jubilee Foods, Ken’s Market, Kessler’s, Knowlan’s Super Market, Kowalski’s, Larry’s Foodland Auth, Libby Empire, Linns, Lucky, Lynden Food Pavilion, MacKenthun’s Fine Food, Martin’s SuperValu Foods, McNallys SuperValu Foods, Menards, Metro Foodland, Millers New Market, New Market, New Markets, Palace Supermarket, Paulbeck’s County Market, Payless Foods, PD Distributors, Pequot Lakes SuperValu, Pete’s County Market, Pontiac Foodland, Prosser Food Depot, Rite Choice Foods, Save Mart, Sedro-Woolley Food Pavilion, Service Food Market, Shopko, Silver Lake Foods, Stan’s Market, Starvin’ Sam’s, Super One, SuperValu Foods, SuperValu East Region, SuperValu West Region, Sutton’s SuperValu, Swansons Food Inc., The Marketplace, Tom’s Market, Town & Country Mark – IT, Walgreens, Walker Super One Foods, Willie’s SuperValu, Woodman’s, Wyatt’s SuperValu, Yardbirds Shop’ n Kart, and 99 Cents Only Stores.

United States

The primary national retailers are Target, Walmart, Whole Foods, Kroger, Rite Aid, Club, CVS, dollar stores, grocery chains, drug store chains, mass merchandisers, and away from home distributors. As of December 31, 2014, with the sales and marketing efforts of Green Hygienics has supplied various outlets. Green Hygienics is engaged in ongoing marketing efforts and negotiations to secure purchase orders from larger national retailers, however, no definitive orders have been secured as of the date of this report.

Canada

Green Hygienics has a distribution agreement with Avanti Distribution, Inc. (“Avanti”), a Canadian company, for exclusive distribution rights for Canada. Avanti’s target merchants are Big Lots, Walmart, Loblaws, Katz Group Canada, Jean Coutu, Uniprix, McKesson, Costco Wholesale, IGA Sobeys, Brunet, Metro, Le Naturist, and others. As of December 31, 2014, through Avanti, the Company has already begun fulfilling orders to Dollarama and Dollar Tree.

Consumers

The consumers of our products are individuals, companies and institutions. Our product line includes products, such as bath tissue, paper towels, facial tissue, napkins, wet wipes, biodegradable diapers, feminine care, office paper, and other products that are used frequently or daily by most consumers in developed countries and by a large and increasing number of consumers in developing countries. Therefore, the potential end consumers for our products is infinite.

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

Green Hygienics seeks to become one of the premier suppliers of high quality tree-free bamboo-based products ranging from feminine care to biodegradable diapers. Incorporating a proprietary bamboo manufacturing strategy by its third party manufacturer, Green Hygienics is able to provide a viable option to a vast array of products that were otherwise known as ecologically “unfriendly” products that took years, decades, even centuries to decompose into its natural surroundings.

Disposal of used sanitary products by flushing out into the oceans of the world, incinerating, or depositing in landfill, creates various pollutants including dioxins deposited in the sea through sewage waste and air pollution from incinerators.

Green Hygienics holds the exclusive North American distribution rights for this proprietary bamboo manufacturing currently being manufactured in China under American Hygienics Corporation (“AHC”) in regards to wet wipes, diapers, feminine care, and others. AHC currently supplies other paper products to Walmart China, Tessco, Revlon, 3M, Walgreens, Honest Company, Woolworth, Coles, Foodstuff, Dollarama, Dollar General, Carrefour, Ramson Group, Pigeon, Tall Joy, and more. Green Hygienics will be utilizing the relationship with AHC’s current clients to embed itself within the North American market. With the relationship already in place with Walmart China, Green Hygienics will pursue a cross over to the Walmart and Walmart Canada in the North American market, amongst various other retailers through its distribution representatives such as Distribution GSP, Inc., which supplies over 90% of all of the pharmacies in Canada as well as Brooks and Eckerd’s in the United States.

There are various benefits and advantages to the products offered by Green Hygienics. The most important being that Green Hygienics offers products that are 100% totally chlorine-free (“TCF”) bamboo pulp, unlike many companies that claim their base sheet to be bamboo, however, in actuality, are rayon based. Green Hygienics prides itself on the quality of product it will be delivering to reputable companies and in doing so have an increased level of quality control entailing:

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

The bamboo plant is not just for diapers. For centuries, bamboo has been a symbol of luck and longevity in the Chinese culture, and bamboo paper, while produced on a relatively small scale, is considered to be among the most beautiful and durable types of paper in existence. In addition to its quality, our Eco Choice Range paper offers the following savings (per Metric ton) when compared to usual industrial methods:

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

Current Products – Virgin from tree Paper

Current and Future Products – Premium Formulations (PF)

Current Products – Recycled

Our agreement with AHC also gives us the exclusive North American distribution rights (for retail and institutional distribution) for AHC conventional products.

Manufacturing by Third Parties

Currently, all production of Green Hygienics products are being manufactured in China through the contractual relationships with American Hygienics Corporation (“AHC”) and Xiamen ITG Group Corp Ltd. (“ITG”).

American Hygienics Corporation

AHC (www.amhygienics.com ) is an international company that is one of the largest private label manufacturers of wet wipes in Asia. AHC produces absorbent hygiene products in excess of $75 million annually. AHC is the largest manufacturer of bamboo-based wet wipes in the world. They are a member of the World Private Label Manufacturers Association. Currently, AHC exports to more than 45 countries.

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

Other

One of Green Hygienics’ keys to success will be to set up its own proprietary production facility within the domestic United States that will process bulk bamboo pulp into a fibrous material that can be engineered to create these same hygiene products in-house.

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

Market Strategy

The development of new markets or business models that deliver consumer value in more eco-efficient or socially beneficial ways, there are several ways in which our strategies can be built around our products that deliver social benefits. Green Hygienics’ strategies center on differentiation, aiming to offer a superior product with a distinctive brand made in more sustainable ways than the current product set. Green Hygienics’ objective is to offer better value products. We seek to win by pre-emptive moves, gaining first mover advantage such as customer loyalty and focus our products on a specific segment or geography, and look for synergies, enhancing the value to the customer while reducing costs.

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

Green Hygienics has segmented their efforts into four distinct customer markets:

1.	Health & Natural product stores: These customers are purchasing. Their establishments serve a wide variety of eco-friendly products to thousands of customers each day.

2.	Drugstores: These are buying more eco-friendly products to satisfy their eco-friendly clientele.

3.	Supermarkets: These are buying more eco-friendly products to satisfy their eco-friendly clientele and to improve their green print.

4.	Superstores: These are large buyers of eco-friendly products increasing demand from their customers with green initiative programs.

Target Market

Increasing numbers of consumers are realizing that their purchasing behavior directly affects many ecological problems. We seek to provide a profile of consumers who are likely to seek out environmentally friendly products, and to put forward marketing strategies to attract them. The research shows that consumers for environmentally friendly products are more likely to be female married, with at least one child living at home. This group seems more likely to put the welfare of others before their own. They are perhaps more likely to think of how a ruined environment may affect their partner and their children’s future. Consumers who are educated about and seeking out green products report that today’s ecological problems are severe, that corporations do not act responsibly towards the environment and that behaving in an ecologically favorable way is important. They place a high importance on security and warm relationships with others, and often consider ecological issues when buying something. They do not believe that it is inconvenient to, for example, do without single-serve aseptically packaged juices or puddings, in the interests of protecting the environment.

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

Our research reveals that 80% of consumers who seek out green products say they refuse to buy products from companies accused of being polluters. Companies which do not follow environmental regulations or which try to exploit the green movement to increase sales are therefore exposed to consumer boycott. For example, Procter & Gamble and Walmart were publicly criticized for putting a “green” label on a brand of paper towels made of chlorine-bleached, unrecycled paper and packaged in plastic, simply because the inner tube for the towels was made of recycled paper.

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

How GHI will capitalize on these know consumers behaviors:

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

Competition Overview

We are a company engaged in the sale and distribution of hygienic and household bamboo-based paper products. Currently, our target market is limited to North America. We intend to compete with other manufacturers and distributors of hygienic and household paper products, including products made of traditional wood-pulp based paper, bamboo-pulp based paper, or other recycled or novel paper materials. We will also compete with traditional manufactures of non-paper based diapers.

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

AHC’s research and development facility with laboratory for micro-biological/bio-burden testing currently houses over 200 dedicated employees. Management believes that innovation is an essential driver of more sustainable consumption. The goal of sustainable innovation is to deliver high levels of global and functional value, while minimizing resource use and environmental impacts. Innovation is a well-known core business function. Business innovation responds to the challenge of sustainable consumption through: eco-efficiency measures, product innovation and design, production & supply chain management, and business model innovation.

Our research and development of new products, product features, and technologies are driven by the quest for the best performance at the best price that also improves eco-efficiency and societal value.

Competition

Competitors: Bamtastic™ and Bambooee®

Bamtastic™ (Green Paq Solutions, Inc.) is a bamboo paper towel brand made in China and sold in the U.S. market. Its primary targets are commercial, retail and online customers, with a general price point of $9.99 for a 12-roll pack of bamboo bath tissue.

Bambooee® (CM National, Inc.) is a brand made in China and the U.S with similar targeted customers. Bambooee® was the first bamboo paper towel brand to be introduced to the U.S. market. Bambooee® is generally priced at a premium: $18 for a 12-roll pack.

Intellectual Property

Website

We assert common law copyright in the contents of our website, greeninnovationsltd.com, greenhygienics.com, clearlyherbal.us, and gogreenest.com, and common law trademark rights in our business name and related product labels, including "Clearly Herbal," “Sensational,” and "Green & Soft." We have not registered for the protection of all of our copyrights, trademarks, patents or designs, although we may do so in the future as we deem necessary to protect our business. We have registered for protection of our domain name, www.greenhygienics.com.

Trademarks

We have registered or filed for registration in the United States for the following copyrights and trademarks:

Noov is also registered in Canada. Avanti is used through a relationship with Avanti Distribution, a Canadian company.

The Company has registered Flora® but will not be using it.

Other

Through our Licensing Agreement dated August 1, 2012 with AHC, we hold the exclusive North American distribution rights to certain proprietary products of American Hygienics for the manufacture of bamboo pulp-based paper products, described elsewhere in this report. Our exclusive rights are enforceable for a minimum term of 5 years from August 1, 2012, and are subject to an additional 5 year renewal provided we meet certain sales quotas during the initial terms. The terms of the agreement with Green Hygienics are discussed in the section of this report entitled "Description of Business."

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

British Retail Consortium

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

Employees

As of December 31, 2014, we had a total of four full time employees, four full time consultants and various hourly leased employees. Our employees are not parties to any collective bargaining agreement. We believe our relationships with our employees are good.

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

22

Warehouse – Ontario, California

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

24

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

We were formed in 2008 and did not have any operations until the fourth quarter of 2012 due to the acquisition of Green Hygienics. We have only nominal assets, and have generated limited revenues since our inception. The Green Hygienics acquisition in September 2012 discontinued the prior operations. For our year ended December 31, 2014, we experienced net losses of $7,796,339. We used cash in operating activities of $1,358,934 in 2014. As of December 31, 2014, we had an accumulated deficit of $17,336,999. In addition, we could incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate, expand our operations and obtain additional capital. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

As of December 31, 2014, our available cash balance was $49,157. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to wholesale our products to major retail and grocery chains. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

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

We began current operations in September 2012. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. Our revenues were $4,159,562 and $1,867,788 for the years ended December 31, 2014, and 2013, respectively. As an early-stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in us in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as the ability of our merchants to enter into agreements with consumers for their respective products and/or services. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

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

Bruce Harmon, our interim chief financial officer and chairman of our board of directors, beneficially owns a substantial portion of our outstanding common stock and preferred stock, which enables him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

Bruce Harmon, as of December 31, 2014, beneficially owns 8.9% of our outstanding shares of common stock and 100% of our outstanding shares of preferred stock. As the preferred stock has super voting rights, Mr. Harmon beneficially controls approximately 66.2% of the votes for all of our stock. As such, he has a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer, or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge received an initial issuance of 3,600,000 common shares, 3,000,000 on September 25, 2013, 4,200,000 on October 23, 2013, 4,400,000 on December 16, 2013, 4,000,000 on January 31, 2014, 4,500,000 on March 20, 2014, 2,500,000 on May 20, 2014, 6,400,000 on August 12, 2014, and may be required to return issued or be entitled to receive additional shares, based on the calculation summarized in the prior paragraph.

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

On October 15, 2014, John Kirkland of Ironridge sent us an email with a spreadsheet claiming Ironridge was owed 27,728,084,090 shares of our common stock. On October 29, 2014, Keith Coulston of Ironridge sent us an email with a request for 5,500,000 shares of common stock. The Company formally objected to the issuance request on October 30, 2014, as the per share price of the Company’s common stock had dropped below $0.01/share for five days, resulting in the arithmetic average of the volume weighted average prices of any five trading days during the calculation period, less $0.01, being less than zero, such that Ironridge would not be entitled to any additional shares under the adjustment provisions of the stipulation for settlement of claims. John Kirkland of Ironridge subsequently emailed the Company on the afternoon of October 30, 2014, stating, “Comply with the judgment, or face contempt.” The Company immediately retained litigation counsel in California, who prepared an ex parte motion for declaratory relief—that (1) Ironridge is not due any additional shares of the Company’s common stock under the adjustment provisions of the stipulation, or (2) that, as another department of the Los Angeles Superior Court has observed in a nearly identical case between Ironridge and another public company involving the same stipulation terms, that the adjustment provisions in the stipulation are so convoluted and ambiguous that they are not enforceable. On November 19, 2014, the ex parte motion was heard by Department 44 of the California Superior Court, and after reviewing the settlement provisions and questioning the parties' attorneys regarding them, the court asked Ironridge's attorney whether any shares were currently due to Ironridge. Ironridge’s attorney specifically represented to the court that Company shares were not currently due to Ironridge, and affirmatively stated that Company shares “may never be due to Ironridge”--notwithstanding Mr. Coulston's email on October 29, 2014, and Mr. Kirkland's email on October 30, 2014. The court then denied the Company's motion for declaratory relief. The Company believes that Ironridge's attorney specifically responded to the court that no shares were due to Ironridge because he anticipated our motion being granted had he answered that shares were due to Ironridge. We intend to oppose any future Ironridge demand for additional Company shares as Ironridge is not entitled to any additional shares.

Oasis Brands, Inc.

On October 16, 2013, the Company received a letter, and copy of an unserved Complaint filed in the United States District Court for the Eastern District of Virginia, Norfolk Division (Case No. 2:13-cv-529-RAJ-DEM), from the attorneys for Oasis Brands, Inc. (“Oasis Brands”), a competitor of the Company and the former employer of Philip Rundle, the Company’s chief executive officer, Jeffrey Thurgood, the Company’s vice president of sales, and Sugiarto Kardiman, the Company’s controller. The letter and Complaint alleges that the Company has infringed upon Oasis Brands’ intellectual property—specifically, their trademark “Fiora.” The letter and Complaint further requests a cease and desist on the Company’s use of its trademark, “Flora,” as issued by the United States Patent and Trademark Office. The Company, due to information provided by Mr. Rundle, who served as chief executive officer of Oasis Brands and was the signer for the application for Oasis Brands’ trademark “Fiora,” contends that “Fiora” was named after a river in Italy, whereas “Flora” is the Spanish word for “flower.” In any event, the Company, in an effort to avoid the expenses of litigation, offered to cease using the “Flora” mark. Oasis Brands then served the Complaint on the Company notwithstanding the offer. The Company, through special appearance of its attorneys, filed a Motion to Dismiss for Lack of Personal Jurisdiction on or about December 4, 2013. On December 27, 2013, Oasis Brands filed a Notice of Voluntary Dismissal Without Prejudice of Complaint, and the case was dismissed without prejudice.

TCA Global Credit Master Fund, LP

On February 3, 2014, the Company and its subsidiary, Green Hygienics, Inc., filed a Complaint in the Circuit Court of the 17 th Judicial Circuit in and for Broward County, Florida, against TCA Global Credit Master Fund, LP (“TCA”), regarding a dispute among the parties about the lock-box provisions of the Senior Secured Revolving Credit Facility Agreement, as amended. On March 17, 2014, the Company settled with TCA and will be dismissing the Complaint without prejudice.

CH Robinson Worldwide, Inc.

On March 23, 2015, the Company’s subsidiary, Green Hygienics, Inc., was served with a Complaint and Summons filed in the Fourth Judicial District Court in and for Hennepin County, Minnesota, by CH Robinson Worldwide, Inc., related to approximately $24,352.94 in unpaid logistics services invoices. The Company is currently in discussions with opposing counsel regarding the same.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “GNIN.QB.” As of December 31, 2014, the Company’s common stock was held by 45 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company’s last NOBO report dated November 30, 2013, had approximately 4,600 shareholders in street or nominee name.

The Company’s shares commenced trading on or about January 5, 2012 (for Winecom, Inc.). The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended December 31,
	2014		2013
	High	Low	High	Low

First Quarter	$0.13	$0.0681	$2.75	$0.57
Second Quarter	$0.11	$0.062	$1.33	$0.3603
Third Quarter	$0.06	$0.011	$0.34	$0.137
Fourth Quarter	$0.014	$0.003	$0.195	$0.07

Source: OTC Markets (2014) and Yahoo! Finance (2013)

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2014 TO THE YEAR ENDED DECEMBER 31, 2013

Results of Operations

Revenue. For the year ended December 31, 2014, our revenue was $4,159,562, compared to $1,867,788 for the same period in 2013. This increase in revenue was primarily attributable to increased sales related to the beginning of operations in the fourth quarter of 2013.

Operating Expenses:

Direct costs of Revenue. For the year ended December 31, 2014, direct costs of revenue were $3,155,448 compared to $1,725,243 for the same period in 2013. As a percent of revenue, direct costs of revenue were 75.9% and 92.4%, respectively, for 2014 and 2013. The percent for 2014 was lower than 2013 as the Company, in 2013, liquidated, at a loss, outdated inventory to accommodate the new branding of the Company.

General and Administrative Expenses. For the year ended December 31, 2014, general and administrative expenses were $3,777,621 ($914,514 related to stock-based compensation) compared to $4,526,261 ($2,463,993 related to stock-based compensation) for the same period in 2013. The general and administrative expenses without stock-based compensation was $2,240,934 and $2,062,268, respectively, for 2014 and 2013.

Net Loss. We generated net losses of $7,796,339 ($914,514 related to stock-based compensation and $2,893,702 for amortization of debt discounts, beneficial conversion features, and other non-cash losses) for the year ended December 31, 2014, compared to $8,351,175 ($2,463,993 related to stock-based compensation and $3,265,221 for amortization of debt discounts, beneficial conversion features, and other non-cash losses) for the same period in 2013.

Liquidity and Capital Resources

General. At December 31, 2014, we had cash and cash equivalents of $49,157. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $1,358,934 for the year ended December 31, 2014, and we used cash in operations of $4,424,637 during the same period in 2013. The principal elements of cash flow from operations for the year ended December 31, 2014, included a net loss of $7,796,339, offset by stock-based compensation and settlements of $914,514, amortization of debt discounts of $94,370, amortization of beneficial conversion features to interest expense of $1,514,711, change in derivatives of $678,650 loss on issuance of stock of $433,359, offset by gain on sale of investment of $321,455.

Cash provided by investing activities during the year ended December 31, 2014, was $0 compared to $0 during the same period in 2013.

Cash generated in our financing activities was $1,369,790 for the year ended December 31, 2014, compared to cash generated of $4,417,198 during the comparable period in 2013. This decrease was primarily attributed to a concentrated effort of capital procurement in 2013.

As of December 31, 2014, current liabilities exceeded current assets by 5.2 times. Current assets decreased from $2,570,473 at December 31, 2013 to $1,284,948 at December 31, 2014, whereas current liabilities increased from $2,385,988 at December 31, 2013, to $6,674,269 at December 31, 2014.

	For the years ended
	December 31,
	2014	2013

Cash used in operating activities	$(1,358,938)	$(4,424,637)
Cash provided by investing activities	-	-
Cash provided by financing activities	1,369,790	4,417,198

Net changes to cash	$10,852	$(7,438)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $4,159,562 and net losses of $7,796,339 ($914,514 represents stock-based compensation and settlements) for the year ended December 31, 2014, compared to sales of $1,867,788 and net losses of $8,351,175 for the year ended December 31, 2013. The Company had a working capital deficit, stockholders’ deficit, and accumulated deficit of $5,389,321, $10,117,176 and $17,336,999, respectively, at December 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2014 and 2013.

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

Item 8. Financial Statements and Supplementary Data.

Green Innovations Ltd. and Subsidiaries

Green & Company, CPAs A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Green Innovations Ltd.

We have audited the accompanying balance sheet of Green Innovations Ltd. as of December 31, 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The December 31, 2013 financial statements were audited by a predecessor independent registered public accounting firm that issued an unqualified opinion, with a going concern explanatory paragraph, on March 16, 2014.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Innovations Ltd.  as of  December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $7,796,339 in 2014, and used cash for operating activities of $1,358,934. At December 31, 2014, the Company had a working capital deficit, shareholders’ deficit and accumulated deficit of $5,389,321, $10,117,176 and $17,336,999, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company CPAs

Green & Company CPAs

Temple Terrace, Florida

April 10, 2015

10320 N 56th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

Green Innovations Ltd.

We have audited the accompanying consolidated balance sheets of Green Innovations Ltd. and subsidiaries as of December 31, 2013 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Innovations Ltd. and Subsidiaries as of December 31, 2013 and the consolidated results of its operations and its cash flows for the year in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

fka DRAKE AND KLEIN CPAS

Clearwater, Florida

April 9, 2015

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Balance Sheets
December 31,

	2014	2013
ASSETS

Current assets
Cash	$49,157	$38,305
Accounts receivable	160,732	91,227
Other receivable	2,500	-
Inventory, net	1,053,257	1,999,575
Prepaid expense	19,302	441,366
Total current assets	1,284,948	2,570,473

Intangible assets, net	779,078	838,411
Other assets	45,203	42,747

Total assets	$2,109,229	$3,451,631

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable, net of discounts	$3,903,173	$1,781,272
Convertible notes payable, net of discounts, to related parties	742,906	320,000
Accounts payable	849,432	122,403
Accounts payable to related parties	72,149	31,953
Accrued expenses	795,000	61,054
Accrued expenses to related parties	60,529	-
Guaranteed value of stock	251,080	69,306

Total current liabilities	6,674,269	2,385,988

Long-term liabilities
Convertible notes, net of discounts	-	216,139

Total long-term liabilities	-	216,139

Commitments and contingencies (Note 6)

Amounts payable in common stock	2,776,068	1,079,348

Derivative liability	2,776,068	347,223

Total liabilities	12,226,405	4,028,698

Stockholders' deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized Series A preferred stock, 5,000,000 shares authorized, 4,750,000 and 5,000,000 shares issued and outstanding, respectively	475	500
Series B preferred stock, 250,000 shares authorized, 250,000 and 0 shares issued and outstanding, respectively	25	-
Common stock, $0.0001 par value, 150,000,000 shares authorized, 27,836,276,294 and 85,252,830 shares issued, issuable and outstanding, respectively (27,737,584,090 and 27,149,158 shares issuable, respectively)	2,783,628	8,525
Additional paid-in capital	4,435,695	8,954,568
Accumulated deficit	(17,336,999)	(9,540,660)
Total stockholders' deficit	(10,117,176)	(577,067)

Total liabilities and stockholders' deficit	$2,109,229	$3,451,631

See accompanying notes to consolidated financial statements.

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2014	2013

Revenue, net	$4,159,562	$1,867,788

Operating expenses
Direct costs of revenue	3,155,448	1,725,243
General and administrative (includes $914,514 and $2,463,993 for the years ended December 31, 2014 and 2013, respectively, of stock-based compensation and settlements)	3,777,621	4,526,261
Selling and marketing expenses	2,024,223	375,459
Reserve for obsolete inventory	-	160,903

Operating loss	(4,797,730)	(4,920,078)

Other income (expense)
Beneficial conversion feature expense	(1,514,711)	(645,259)
Gain on sale of investment	321,455	-
Gain on cancellation of stock	1,707	-
Loss on conversion of notes payable into common stock	(131,079)	-
Loss on issuance of stock	(433,359)	-
Loss on sales of stock	(3,705)	-
Loss on settlement of notes	(39,805)	(17,162)
Loss on settlement of receivable	-	(106,270)
Loss on cost of financing	-	(7,561)
Loss on financing	-	(1,988,467)
Loss on issuance of stock for services	-	(28,292)
Loss on debt discount	-	(21,128)
Change in derivatives	(678,650)	126,433
Interest expense - amortization	(94,370)	(577,515)
Interest expense	(426,092)	(165,876)

Total other income (expense)	(2,998,609)	(3,431,097)

Net loss	$(7,796,339)	$(8,351,175)

Net loss per share - basic and diluted	$(0.001)	$(0.19)

Weighted average number of shares outstanding - Basic and Diluted	7,095,749,518	42,969,972

See accompanying notes to consolidated financial statements.

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Statement of Shareholders' Equity (Deficit)
December 31, 2014

	Series A		Series B		Common Stock				Additional
	Preferred Stock		Preferred Stock		Issuable		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2012	-	$-	-	$-	-	$-	70,000,000	$7,000	$1,237,001	$(1,189,485)	$54,516

Conversion of options into common stock	-	-	-	-	-	-	241,804	24	(24)	-	-
Conversion of warrants into common stock	-	-	-	-	-	-	1,412,207	141	(141)	-	-
Issuable stock issued	-	-	(547,635)	(55)	(547,635)	(55)	547,635	55	83,370	-	83,370
Issuance of common stock for 3(a)(10)	-	-	-	-	-	-	15,200,000	1,520	3,749,256	-	3,750,776
Issuance of common stock for licensing agreement	-	-	-	-	-	-	625,000	63	(63)	-	-
Issuance of common stock for services	-	-	662,500	66	662,500	66	1,273,915	127	465,557	-	465,750
Issuance of common stock related to dividend	-	-	264	0	264	0	-	-	(0	-	-
Sale of common stock	-	-	26,087	3	26,087	3	-	-	2,997	-	3,000
Amortization of options	-	-	-	-	-	-	-	-	146,563	-	146,563
Beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-
Convertible note discounts written off	-	-	-	-	-	-	-	-	24,336	-	24,336
Derivative adjustment for payoff	-	-	-	-	-	-	-	-	125,182	-	125,182
Dividend - 0.24 for 1	-	-	25,715	3	25,715	3	6,072,000	607	(610)	-	(0)
Issuable common stock for 3(a)(10) - adjustment	-	-	26,249,158	2,625	26,249,158	2,625	-	-	(327,543)	-	(324,918)
Issuable stock issued	-	-	(823,677)	(82)	(823,677)	(82)	823,676	82	-	-	-
Issuance of common stock for Clearly Herbal	-	-	200,000	20	200,000	20	300,000	30	599,950	-	600,000
Issuance of common stock for fee related to financing	-	-	-	-	-	-	2,316,595	232	370,424	-	491,310
Issuance of common stock for guaranteed value	-	-	-	-	-	-	2,833,333	283	(283)	-	0
Issuance of common stock for services	-	-	960,135	96	960,135	96	960,419	96	713,125	-	740,493
Issuance of options for services	-	-	-	-	-	-	-	-	300,000	-	300,000
Issuance of warrants	-	-	-	-	-	-	-	-	880,000	-	880,000
Return of common stock in exchange for Series A preferred stock	5,000,000	500	-	-	-	-	(45,000,000)	(4,500)	4,000	-	-
Sale of common stock	-	-	396,611	40	396,611	40	462,698	46	568,914	-	569,000
Stock issued as condition of loan	-	-	-	-	-	-	34,390	3	12,557	-	12,561
Net loss for the year ended December 31, 2013										(8,351,175)	(8,351,175)

Balance at December 31, 2013	5,000,000	$500	-	$-	27,149,158	$2,715	58,103,672	$5,810	$8,954,568	$(9,540,660)	$(577,067)

Issuance of common stock for services	-	-	-	-	9,500,000	$950	9,947,358	995	455,105	-	457,050
Sale of common stock	-	-	-	-	-	-	342,476	34	28,522	-	28,556
Issuance of common stock for fee related to financing	-	-	-	-	-	-	2,684,964	269	225,268	-	225,537
Issuable stock issued	-	-	-	-	(900,000)	(90)	900,000	90	-	-	-
Issuable common stock for 3(a)(10)	-	-	-	-	27,701,834,932	2,770,183	17,400,000	1,740	(6,147,592)	-	(3,375,669)
Conversion of debt into common stock	-	-	-	-	-	-	5,425,624	543	233,471	-	234,014
Write off of debt discount	-	-	-	-	-	-	-	-	115,887	-	115,887
Cancelled common stock	-	-	-	-	-	-	(111,890)	(11)	(1,696)	-	(1,707)
Adjust TCA guarantee value	-	-	-	-	-	-	4,000,000	400	461,051	-	461,451
Issuance of stock options	-	-	-	-	-	-	-	-	111,111	-	111,111
Exchange of Series A for Series B preferred stock	(250,000)	$(25)	250,000	$25	-	-	-	-	-	-	-
Net loss for the period ended December 31, 2014										(7,796,339)	(7,796,339)

Balance at December 31, 2014	4,750,000	$475	250,000	$25	27,737,584,090	$2,773,758	98,692,204	$9,870	$4,435,695	$(17,336,999)	$(10,117,176)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2014	2013
Cash flows from operating activities:
Net loss	$(7,796,338)	$(8,351,175)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of intangibles	59,333	37,982
Amortization of debt discounts to interest expense	94,370	577,515
Amortization of beneficial conversion features to interest expense	1,514,711	645,259
Issuance of common stock for services	914,514	2,463,993
Derivative liability	-	347,223
Gain on sale of investment	(321,455)	-
Change in derivatives	895,841	-
Loss on settlement of receivable	-	106,270
Loss on issuance of stock for settlements	-	28,292
Loss on financing	-	1,988,467
Loss on cost of financing	-	7,561
Loss on debt discount	-	5,000
Loss on sales of stock	3,705	-
Loss on settlement of notes	39,805	17,162
Loss on issuance of stock	433,359	16,128
Loss on conversion of notes payable into common stock	131,079	-
Gain on cancellation of stock	(1,707)	-
Changes in operating assets and liabilities:
Accounts receivable	(69,505)	99,072
Other receivable	(2,500)	-
Inventory, net	946,318	(1,924,696)
Prepaid expense	422,064	(438,366)
Other assets	(2,456)	(42,647)
Accounts payable	727,031	(98,486)
Accounts payable to related parties	40,196	10,119
Accrued expenses	733,946	11,384
Accrued expenses to related parties	60,529	-
Guaranteed value of stock	(181,774)	69,306
Net cash used in operating activities	(1,358,934)	(4,424,637)

Cash flows from financing activities:
Proceeds from notes	1,389,996	2,870,423
Repayment of notes	(641,912)	(328,520)
Derivative liability	-	347,223
Proceed from line of credit	680,000	-
Conversion of notes into common stock	(86,816)	-
Proceed from issuance of prefered stock	-	500
Proceeds from issuance of common stock	28,522	1,527,572
Net cash provided by financing activities	1,369,790	4,417,199

Net decrease in cash	10,856	(7,438)

Cash at beginning of period	38,305	45,743

Cash at end of period	$49,161	$38,305

 See accompanying notes to consolidated financial statements.

GREEN INNOVATIONS LTD.
and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2014	2013
Supplemental disclosure of cash flow information:

Cash paid for interest	$129,394	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Cancellation of common stock	$-	$(500)

Issuance of preferred stock	$-	$500

Issuance of common stock for trademarks	$-	$600,000

Conversion of liabilities to notes payable	$-	$100,000

Issuance of stock as condition of loan	$-	$1,079,348

Issuance of common stock as condition of loan	$612,169	$-

 See accompanying notes to consolidated financial statements.

Green Innovations Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Nature of Operations

The Company was formed to develop an Internet social website that catered to wine lovers. In August 2012, with the acquisition of Green Hygienics, the Company changed its operations to the business of importing and distributing bamboo-based and other green hygienic products. The prior operations of the Company have been abandoned effective with the acquisition of Green Hygienics.

Green Hygienics is in the importation, sale, and distribution of hygienic and household products made of bamboo-based paper and other green products. On August 1, 2012, Green Hygienics entered into a Licensing Agreement with American Hygienics Corporation (“AHC”), a corporation domiciled in the People's Republic of China, pursuant to we acquired the exclusive right for a period of 5 years to import and distribute AHC's proprietary bamboo pulp-based hygiene products. AHC is the world's largest manufacturer of bamboo-based wet wipes, is internationally certified (ISO 9001:2008, BRC-CP, EPA, Nordic swan, cGMP and GMP) and a member of the world Private Label Manufacturers Association. Exporting to over 45 countries, AHC supplies a number of Multi-National brands and retailers on all continents including customers such as 3M, Carrefour, Tesco, Walmart, and Goodyear. The Licensing Agreement contemplates the distribution of generic, private label, and Green Hygienics branded products, described below. Subject to certain sales targets being met, the exclusive distribution license will be renewable for an additional period of 5 years.

Basis of Presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Green Innovations and its wholly-owned subsidiaries, Green Hygienics and Sensational Brands (for the year ended December 31, 2013 only). All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, allowance for accounts receivable, depreciable lives of the web site, valuation of warrants and beneficial conversion feature debt discounts, valuation of derivatives, and valuation of share-based payments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market (“LCM”). Inventory consists of finished goods and recorded under the first in first out (“FIFO”) method.

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

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

		Quoted Prices in	Significant
	Balance at	Active Markets	Other	Significant
	December 31,	for Identical	Observable	Unobservable
	2014	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Assets:
Trademarks	$779,078	$-	$-	$779,078
Total Financial Assets	$779,078	$-	$-	$779,078

Following is a summary of activity through December 31, 2014 of the fair value of intangible assets valued using Level 3 inputs:

		Accumulated
	Asset	Amortization	Net

Intangibles - December 31, 2013	$890,000	$(51,589)	$838,411
Additions	-	-	-
Amortization	-	(59,333)	(59,333)
Intangibles - December 31, 2014	$890,000	$(110,922)	$779,078

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2014:

		Quoted Prices in	Significant
	Balance at	Active Markets	Other	Significant
	December 31,	for Identical	Observable	Unobservable
	2014	Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Liabilities:
Derivative Liabilities	$1,619,032	$-	$1,619,032	$-
Total Financial Assets	$1,619,032	$-	$1,619,032	$-

Following is a summary of activity through December 31, 2014 of the fair value of derivative liabilities valued using Level 3 inputs:

Balance at December 31, 2012	$20,556
Note inception date fair value	-
Change in fair value during 2013	500,792
Balance at December 31, 2013	521,348
Note inception date fair value	-
Change in fair value during 2014	1,097,684
Balance at December 31, 2014	$1,619,032

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

Advertising

Advertising is expensed as incurred and is included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended December 31, 2014 and 2013 advertising expense was $2,024,223 and $375,459, respectively.

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

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2014, tax years 2013, 2012 and 2011 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of warrants to purchase 2,111,111 at December 31, 2014 shares of common stock, employee options to purchase 2,111,111 shares of common stock and convertible notes convertible into 1,238,479,029 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 9).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of December 31, 2014 and 2013.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates. as issued. No new standards or updates had any material effect on these unaudited consolidated financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited consolidated financial statements that were considered significant by management were evaluated for the potential effect on these audited consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited consolidated financial statements as presented and does not anticipate the need for any future restatement of these audited consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2014 through the date these audited consolidated financial statements were issued.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $7,796,339 (includes $914,514 of stock-based compensation and settlements and $2,893,972 non-cash expenses) and used cash in operating activities of $1,358,934 for the year ended December 31, 2014. The Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $5,389,321, $10,117,176 and $17,336,999, respectively, at December 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

Licensing Agreement

On May 31, 2013, Green Hygienics entered into a Licensing Agreement with Tauriga Sciences, Inc. (”Tauriga”) to grant Tauriga the North American exclusive rights to commercially market certain products related to hospital grade wipes including paper, green and 100% tree-free bamboo-based and biodegradable. The agreement has a term of five years with a five year extension. Tauriga agreed to pay Green Hygienics $250,000 for the fee which was payable on the following terms; $65,000 upon execution of the agreement and $185,000 within ninety days of receipt of samples of the products and applicable marketing material. Tauriga, a publicly registered entity trading under the symbol “TAUG,” and Green Hygienics agreed to the exchange of restricted common stock of TAUG and Green Innovations equal to a present day value of $250,000. On September 18, 2013, as Tauriga had satisfied the licensing fee, the Company issued to Tauriga 625,000 shares of common stock which were valued at $0.40 per share on the date of the transaction and recorded accordingly. Tauriga issued 4,347,826 shares of its common stock on July 16, 2013. Bruce Harmon, the Chairman of the Company, is also the former CFO of Tauriga (see Note 6). The transaction was completed as an arm’s length transaction. Tauriga has paid $143,730 in cash and, as a settlement for the remaining $106,270 payable to the Company, the Company received an additional 2,500,000 shares of common stock of Tauriga. As of December 30, 2014, the Company had sold all of the shares and recognized a net gain on the sale of $321,455.

The Company has recorded the following intangibles related to the acquisitions:

		Accumulated
	Asset	Amortization	Net

Intangibles - December 31, 2013	$890,000	$(51,589)	$838,411
Additions	-	-	-
Amortization	-	(59,333)	(59,333)
Intangibles - December 31, 2014	$890,000	$(110,922)	$779,078

NOTE 4 – NOTES AND CONVERTIBLE NOTES PAYABLE, AND NOTES PAYABLE RELATED PARTIES, NET OF DISCOUNTS

Notes and convertible notes payable, net of discounts, all classified as current at December 31, 2014 and 2013, consists of the following:

Convertible notes and line of credit, net of discounts	December 31, 2014				December 31, 2013
				Principal,				Principal,
		Put	Debt	net of		Put	Debt	net of
	Principal	Premium	Discounts	Discounts	Principal	Premium	Discounts	Discounts
Coventry Capital, LLC (1)	$30,000	$3,333	$-	$33,333	$30,000	$3,333	$-	$33,333
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	-	55,556
Coventry Capital, LLC (1)	20,000	2,222	-	22,222	20,000	2,222	-	22,222
Coventry Capital, LLC (1)	35,000	3,889	-	38,889	35,000	3,889	-	38,889
Coventry Capital, LLC (1)	50,000	5,556	-	55,556	50,000	5,556	-	55,556
Avanti Distribution, Inc. (1)	9,560	4,097	-	13,657	9,560	4,097	(3,074)	10,583
RJR Manufacturers' Agent, Inc.	50,000	-	-	50,000	50,000	-	-	50,000
RJR Manufacturers' Agent, Inc.	100,000	-	-	100,000	100,000	-	-	100,000
RJR Manufacturers' Agent, Inc.	50,000	50,000	-	100,000	50,000	50,000	(30,000)	70,000
Black Mountain Equities, Inc.	-	-	-	-	55,000	-	-	55,000
TCA Global Credit Master Fund, LP	984,491	984,491	-	1,968,982	950,003	1,000,000	(582,822)	1,367,181
LG Capital Funding, LLC	-	-	-	-	76,500	62,591	-	139,091
Black Mountain Equities, Inc.	33,000	33,000	-	66,000	-	-	-	-
Jean-Michel Fitamant	200,000	200,000	(40,217)	359,783	-	-	-	-
Black Mountain Equities, Inc.	55,000	55,000	(15,235)	94,765	-	-	-	-
Avanti Distribution, Inc.	680,000	-	-	680,000	-	-	-	-
RJR Manufacturers' Agent, Inc.	144,192	144,192	(64,260)	224,124	-	-	-	-
RJR Manufacturers' Agent, Inc.	40,306	40,306	(40,306)	40,306	-	-	-	-
Total	$2,531,549	$1,531,642	$(160,018)	$3,903,173	$1,476,063	$1,137,244	$(615,896)	$1,997,411

_______________

(1) At 12/31/13, classified as long-term liability.

On August 15, 2012, the Company executed a convertible promissory note with Coventry Capital, LLC (“Coventry Capital”) for $30,000. The note bears interest at the rate of 10% per annum which accrues. As of September 30, 2014 and December 31, 2013, the accrued interest was $6,535 and $4,285, respectively. The note matured on August 15, 2014 and now is in default. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was unable to be calculated.

On August 29, 2012, Green Hygienics executed a convertible promissory with Kachess Financial Corporation (“Kachess”) for $19,500. The note bears interest at the rate of 12% per annum which accrues. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value was unable to be calculated. On February 13, 2013, the Company repaid the principal and accrued interest of $1,077 for a total payment of $20,577.

On August 30, 2012, Green Hygienics executed a convertible promissory with Kachess for $20,000. The note bears interest at the rate of 12% per annum which accrues. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value was unable to be calculated. On February 13, 2013, the Company repaid the principal and accrued interest of $1,098 for a total payment of $21,098.

On September 4, 2012, Green Hygienics executed a convertible promissory with Kachess for $6,800. The note bears interest at the rate of 12% per annum which accrues. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value was unable to be calculated. On February 13, 2013, the Company repaid the principal and accrued interest of $362 for a total payment of $7,162.

On October 4, 2012, Green Hygienics executed a convertible promissory with Kachess for $3,000. The note bears interest at the rate of 12% per annum which accrues. The conversion price is the lower of $0.01 per share or 70% of the average of the closing prices of the Company’s common stock for the preceding three trading days. As part of the acquisition of Green Hygienics by Green Innovation, the notes were assumed by Green Innovations. Due to the lack of trading and no market for the common stock of the Company, any discount value was unable to be calculated. On February 13, 2013, the Company repaid the principal and accrued interest of $130 for a total payment of $3,130.

On October 17, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of December 31, 2014 and December 31, 2013, the accrued interest was $11,041 and $6,041, respectively. The note matured on October 17, 2014 and now is in default. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was unable to be calculated.

On December 6, 2012, the Company executed a convertible promissory note with Coventry Capital for $20,000. The note bears interest at the rate of 10% per annum which accrues. As of December 31, 2014 and December 31, 2013, the accrued interest was $4,142 and $2,142, respectively. The note matured on December 6, 2014 and now is in default. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 18, 2012, the Company executed a convertible promissory note with Coventry Capital for $35,000. The note bears interest at the rate of 10% per annum which accrues. As of December 31, 2014 and December 31, 2013, the accrued interest was $7,134 and $3,634, respectively. The note matured on December 8, 2014 and now is in default. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On December 28, 2012, the Company executed a convertible promissory note with Coventry Capital for $50,000. The note bears interest at the rate of 10% per annum which accrues. As of December 31, 2014 and December 31, 2013, the accrued interest was $10,055 and $5,055, respectively. The note matured on December 28, 2014 and now is in default. The conversion price is equal to 90% of the average of the closing prices of the Company’s common stock for the preceding five trading days. Due to the lack of trading and no market for the common stock of the Company, any discount value was not calculated.

On March 14, 2013, the Company executed a convertible promissory note with Avanti Distribution, Inc. for $9,560. The note bears interest at the rate of 12% per annum which accrues. As of December 31, 2014 and December 31, 2013, the accrued interest was $2,068 and $921, respectively. The note matured on March 14, 2015. The conversion price is equal to 70% of the average of the closing prices of the Company’s common stock for the preceding five trading days. The Company recorded a debt discount of $3,756.

On April 4, 2013, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser. A beneficial conversion feature of $31,513 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2014 and December 31, 2013, the accrued interest was $11,988 and $4,488, respectively. The note matured on October 4, 2013. The maturity date was extended to December 31, 2013. On January 1, 2014, the note was extended to June 30, 2014. On June 30, 2014, the note was extended to September 30, 2014. As a condition of the October 4, 2013 extension, the Company agreed to modify the conversion terms to a discount of 40% of the average of the lowest five days closing price from the date of the note until the conversion date.

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

On May 8, 2013, the Company entered into a convertible promissory note with Avalon Capital Corp. (“Avalon”) for $100,000. The note bears interest at 12% per annum, matured on November 8, 2013, and converts at the lesser of $0.55 per share or a 40% discount at the time of conversion. A beneficial conversion feature of $100,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. On November 10, 2013, Avalon assigned this note to RJR Manufacturers’ Agent. As of December 30, 2014 and December 31, 2013, the accrued interest was $22,858 and $7,858, respectively. The note matured on November 8, 2013. The note was extended to December 31, 2013. On January 1, 2014, the note was extended to June 30, 2014. On June 30, 2014, the note was extended to September 30, 2014. As a condition of the November 8, 2013 extension, the Company agreed to modify the conversion terms to a discount of 40% of the average of the five lowest closing prices from the date of the note until the conversion date.

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

On June 12, 2013, the Company entered into a convertible promissory note agreement for $55,500 with Black Mountain Equities, Inc. (“Black Mountain”). The note has an interest rate of 10% per annum and is accrued. The note, at the holder’s option, is convertible at the lesser of $0.50 or a 25% discount to market on average of the prior 20 trading days. A beneficial conversion feature of $41,111 was recorded and will be accreted monthly from the issuance date of the note through maturity. As a condition of the agreement, the Company issued 10,000 shares of common stock (see Note 8). As of December 31, 2013, the accrued interest was $5,000. The note matures on January 15, 2014. On December 5, 2013, the Company and Black Mountain entered into a Release and Lock Up Leak Out Agreement whereas Black Mountain would be limited to daily sales no greater than 10% of that day’s cumulative trading volume. On January 8, 2014, Black Mountain converted $10,000 of principal into 263,505 shares based on a discounted conversion price of $0.03795 (see Note 8). On January 24, 2014, Black Mountain converted $50,500 of principal and interest into 1,231,708 shares based on a discounted conversion price of $0.0755 (see Note 8). The discounts were recorded as a loss. On February 20, 2014, the Company received $50,000 cash from Black Mountain under the provision in their note that provided, at Black Mountain’s election, the right to fund an additional $50,000 to the Company. An amendment to the convertible note was executed under the same terms and conditions as the original note. The note was recorded as $55,000 which reflects the $5,000 in origination fees associated with the execution of the amendment. On October 2, 2014, Black Mountain converted $10,000 of principal into 1,282,052 shares of common stock. On November 6, 2014, Black Mountain converted $10,000 of principal into 2,222,222 shares of common stock. On January 7, 2015, Black Mountain converted $4,316 of principal into 5,200,000 shares of common stock.

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

On October 24, 2013, the Company secured financing from TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”). Effective on October 24, 2013, we entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”), pursuant to which TCA agreed to loan up to a maximum of $5 million to us for working capital purposes. A total of $892,830 was funded by TCA in connection with the closing. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Convertible Promissory Note (the “Revolving Note”), the repayment of which is secured by Security Agreements executed by us and our wholly-owned subsidiary, Green Hygienics, Inc. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA. The initial Revolving Note in the amount of $1,000,000 is due and payable along with interest thereon on April 24, 2014, and bears interest at the minimum rate of 18% per annum, increasing to 24% per annum upon the occurrence of an event of default. The conversion rate is 85% of the lowest VWAP of the Company’s stock for the five days preceding the conversion date. We also agreed to pay TCA a fee of $250,000, payable in the form of 2,316,595 shares of common stock. On January 17, 2014, the Company and TCA entered into Amendment No. 1 of the agreement which provided the Company with an additional $500,000. As a condition of the Amendment No. 1, the note maturity date was extended an addition six months. We also agreed to pay TCA a fee of $112,500, payable in the form of 2,684,964 shares of common stock. Both issuances of common stock have a guaranteed value, and any deficiency would require the issuance of additional shares, whereas TCA has a ceiling of the $250,000 and $112,500, respectively, and upon the selling of securities, once those balances are met, the remaining shares of common stock will be returned to the Company for cancellation. On February 3, 2014, the Company and its subsidiary, Green Hygienics, Inc., filed a Complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against TCA Global Credit Master Fund, LP (“TCA”), regarding a dispute among the parties about the lock-box provisions of the Credit Agreement. On March 17, 2014, the Company settled with TCA and subsequently dismissed the Complaint without prejudice. As part of the settlement and contingent upon the parties’ full performance under the settlement agreement, the parties agreed (1) that the note’s maturity date would be extended to October 25, 2014; (2) that a total amount of $1,506,134.50 was due to TCA under the Credit Agreement and Revolving Note, as amended, as of March 17, 2014; and (3) that $116,982.72 would be wired to TCA within two business days of settlement, and that upon TCA’s receipt of the wire, $1,389,151.78 in principal would be considered outstanding, and no interest and fees would be considered outstanding. As of September 30, 2014, the principal and accrued interest balances were $1,015,651 and $0, respectively. On September 4, 2014, the Company issued TCA an additional 4,000,000 shares of common stock as part of the guaranteed value for the investment banking fee (see Note 9). As of December 31, 2014, TCA has recognized $122,228 of the guaranteed value leaving a guaranteed value recorded of $251,080. On October 25, 2014, TCA and the Company extended the notes for an additional four months with a new maturation date of February 25, 2015. TCA charged the Company a fee of $100,000 to accommodate the extension.

On November 1, 2013, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.14 per share, the closing price of the prior day, or a 40% discount of the five lowest closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $50,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2014 and December 31, 2013, the accrued interest was $8,503 and $1,003, respectively. The note matured on June 30, 2014. On June 30, 2014, the note was extended until September 30, 2014 and now is in default.

On May 15, 2014, Green Hygienics, Inc. entered into a convertible revolving credit agreement with Avanti Distribution (“Avanti LOC”), in the amount of $750,000. The Avanti LOC has an interest rate of prime rate plus 4% or 12% per annum, whichever is greater. The Avanti LOC matures on May 14, 2015. As of December 31, 2014, the principal balance was $680,000 and accrued interest was $35,448.

On July 30, 2014, the Company entered into a convertible promissory note agreement for $55,000 with Black Mountain. The note has an interest rate of 10% for the term of the note and is earned at the execution of the note which is accrued. The note, at the holder’s option, is convertible at the lesser of $0.05 or a 25% discount to market on average of the prior 20 trading days. A beneficial conversion feature of $55,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2014, the accrued interest was $5,500, which is an upfront charge for the term. The note matured on February 28, 2015 and now is in default.

On August 6, 2014, the Company entered into a convertible promissory note agreement for $200,000 with Jean-Michel Fitamant (“Fitamant”). The note has an interest rate of 12% per annum and is accrued. The note matured on February 6, 2015 and now is in default. The note, at the holder’s option, is convertible at a 30% discount to market on average of the lowest 10 days from the date of the note to the date of the conversion. A beneficial conversion feature of $200,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2014, the accrued interest was $9,666.

On November 10, 2014, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $144,192 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.009 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $144,192 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2014, the accrued interest was $2,465. The note matured on February 10, 2015 and now is in default.

On December 31, 2014, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $40,306 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.0045 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $40,306 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2014, the accrued interest was $13. The note matured on February 28, 2015 and now is in default.

Convertible notes, net of discounts	December 31, 2014				December 31, 2013
				Principal,				Principal,
		Put	Debt	net of		Put	Debt	net of
	Principal	Premium	Discounts	Discounts	Principal	Premium	Discounts	Discounts
Bruce Harmon	$50,000	$-	$-	$50,000	$50,000	$-	$-	$50,000
Bruce Harmon	50,000	50,000	-	100,000	50,000	50,000	(30,000)	70,000
Lakeport Business Services, Inc.	100,000	100,000	-	200,000	100,000	100,000	-	200,000
Bruce Harmon	144,192	144,192	(64,259)	224,125	-	-	-	-
Bruce Harmon	26,000	26,000	(8,525)	43,475	-	-	-	-
Bruce Harmon	40,306	40,306	(40,306)	40,306	-	-	-	-
Lakeport Business Services, Inc.	85,000	85,000	(85,000)	85,000	-	-	-	-
Total	$495,498	$445,498	$(198,090)	$742,906	$200,000	$150,000	$(30,000)	$320,000

On April 4, 2013, Harmon, an officer and director of the Company, requested that the Company convert his accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.68 per share, the closing price of the prior day, or a 30% discount at the date of conversion, whichever is lesser. A beneficial conversion feature of $31,513 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2014 and 2013, the accrued interest was $14,988 and $4,488, respectively. The note matured on October 4, 2013. The maturity date was extended until December 31, 2013. On January 1, 2014, the note was extended to March 31, 2014, which now is in default. As a condition of the extension, the Company agreed to modify the conversion terms to a discount of 40% of the lowest five days prior to the conversion date.

On July 12, 2013, the Company entered into a convertible promissory note agreement for $100,000 with Lakeport Business Services, Inc. (“LBS”), a company controlled by Bruce Harmon, an officer and director of the Company. The note has an interest rate of 12% per annum and is accrued. The note matured on October 12, 2013. The note, at the holder’s option, is convertible at the lesser of $0.31 per share or at a 30% discount to market on the date prior to conversion and was extended to December 31, 2013. On January 1, 2014, the note was extended to March 31, 2014, which now is in default. As a condition of the extension, the Company agreed to modify the conversion terms to a discount of 40% of the lowest five days prior to the conversion date. The accrued interest as of December 31, 2014 and 2013, was $26,721 and $5,721, respectively.

On November 1, 2013, Harmon, an officer and director of the Company, requested that the Company convert his accrued compensation balance of $50,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.14 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $50,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2014 and 2013, the accrued interest was $11,503 and $1,003, respectively. The note matured on March 31, 2014 and now is in default.

On November 10, 2014, Harmon, a director of the Company, requested that the Company convert his accrued compensation balance of $144,192 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.009 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $144,192 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2014, the accrued interest was $2,465. The note matured on February 10, 2015 and now is in default.

On November 20, 2014, Harmon, a director of the Company, requested that the Company convert two temporary loans recorded as a payable of $24,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.0075 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $24,000 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2014, the accrued interest was $331. The note matured on January 20, 2015 and now is in default.

On December 31, 2014, Harmon, a director of the Company, requested that the Company convert his accrued compensation balance of $40,306 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.0045 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $40,306 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2014, the accrued interest was $13. The note matured on February 28, 2015 and now is in default.

On December 31, 2014, the Company entered into a convertible promissory note with LBS, a company controlled by Harmon, a director of the company, for $85,000, 12% interest per annum, with a conversion feature of $0.0045 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature of $144,192 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of December 31, 2014, the accrued interest was $28. The note matured on February 28, 2015 and now is in default.

NOTE 5 – ACCRUED LIABILITIES

The major components of accrued expenses are summarized as follows:

	December 31,
	2014	2013
Accrued Interest (a)	$198,091	$57,786
Accrued Other	657,438	3,268
Total Accrued Expense	$855,529	$61,054

(a) Related Party
- Accrued Interest	$29,212	$11,212

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

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge received an initial issuance of 3,600,000 common shares, 3,000,000 on September 25, 2013, 4,200,000 on October 23, 2013, 4,400,000 on December 16, 2013, 4,000,000 on January 31, 2014, 4,500,000 on March 20, 2014, 2,500,000 on May 20, 2014, 6,400,000 on August 12, 2014, and may be required to return issued or be entitled to receive additional shares, based on the calculation summarized in the prior paragraph.

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

On October 15, 2014, John Kirkland of Ironridge sent us an email with a spreadsheet claiming Ironridge was owed 27,728,084,090 shares of our common stock. On October 29, 2014, Keith Coulston of Ironridge sent us an email with a request for 5,500,000 shares of common stock. The Company formally objected to the issuance request on October 30, 2014, as the per share price of the Company’s common stock had dropped below $0.01/share for five days, resulting in the arithmetic average of the volume weighted average prices of any five trading days during the calculation period, less $0.01, being less than zero, such that Ironridge would not be entitled to any additional shares under the adjustment provisions of the stipulation for settlement of claims. John Kirkland of Ironridge subsequently emailed the Company on the afternoon of October 30, 2014, stating, “Comply with the judgment, or face contempt.” The Company immediately retained litigation counsel in California, who prepared an ex parte motion for declaratory relief—that (1) Ironridge is not due any additional shares of the Company’s common stock under the adjustment provisions of the stipulation, or (2) that, as another department of the Los Angeles Superior Court has observed in a nearly identical case between Ironridge and another public company involving the same stipulation terms, that the adjustment provisions in the stipulation are so convoluted and ambiguous that they are not enforceable. On November 19, 2014, the ex parte motion was heard by Department 44 of the California Superior Court, and after reviewing the settlement provisions and questioning the parties' attorneys regarding them, the court asked Ironridge's attorney whether any shares were currently due to Ironridge. Ironridge’s attorney specifically represented to the court that Company shares were not currently due to Ironridge, and affirmatively stated that Company shares “may never be due to Ironridge”--notwithstanding Mr. Coulston's email on October 29, 2014, and Mr. Kirkland's email on October 30, 2014. The court then denied the Company's motion for declaratory relief. The Company believes that Ironridge's attorney specifically responded to the court that no shares were due to Ironridge because he anticipated our motion being granted had he answered that shares were due to Ironridge. We intend to oppose any future Ironridge demand for additional Company shares as Ironridge is not entitled to any additional shares.

Oasis Brands, Inc.

On October 16, 2013, the Company received a letter from the attorneys for Oasis Brands, Inc. (“Oasis Brands”), a competitor of the Company and the former employer of Philip Rundle, the Company’s chief executive officer, Jeffrey Thurgood (“Thurgood”), the Company’s vice president of sales, and Sugiarto Kardiman (“Kardiman”), the Company’s controller. The letter alleges infringement of Oasis Brands’ intellectual property, specifically, their trademark “Fiora.” The letter further requests a cease and desist on the Company’s trademark, “Flora,” as issued by the United States Patent and Trademark Office. Oasis Brands has threaten a lawsuit if the Company does not comply with their demand. The Company, due to information provided by Mr. Rundle, who served as chief executive officer of Oasis Brands and was the signer for the application for Oasis Brands’ trademark “Fiora,” contends that “Fiora” was named after a river in Italy whereas “Flora” is the Spanish word for “flower.” Oasis Brands contends that “Fiora” means flower which the Company adamantly contests due to the information from Mr. Rundle and there is no documented validation that “Fiora” means flower. The Company, in an effort to avoid confrontation, will rename its product, even though this is being done voluntarily to avoid the cost of litigation which would delay the launch of its products for the Spanish market. Furthermore, the Company alleges that this incident is related to Oasis Brands concern over the influence the former key members of Oasis Brands will have for the Company. On December 27, 2013, Oasis Brands filed a Notice of Voluntary Dismissal Without Prejudice of Complaint.

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

CH Robinson Worldwide, Inc.

On March 23, 2015, the Company’s subsidiary, Green Hygienics, Inc., was served with a Complaint and Summons filed in the Fourth Judicial District Court in and for Hennepin County, Minnesota, by CH Robinson Worldwide, Inc., related to approximately $24,352.94 in unpaid logistics services invoices. The Company is currently in discussions with opposing counsel regarding the same.

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

Future minimum lease payments under these leases are as follows:

2015	$233,009
2016	201,178
2017	14,868
2018	14,868
2019	3,304
2020	-
Total	$467,227

Rent expense for the years ended December 31, 2014 and 2013 was $336,054 and $21,439, respectively.

Other

On April 4, 2013, Green Hygienics acquired certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”). The APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered with the United States Patent and Trademark Office. The Company paid the owner of CHI 300,000 shares of restricted common stock of the Company (see Note 3 and 9). As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,700,000 shares of restricted stock were issued (see Notes 3 and 9).

On April 4, 2013, Green Hygienics contracted to acquire certain assets via an asset purchase agreement (“APA”) with Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”). The APA was to acquire certain assets, primarily the trademark “CLEARLY HERBAL” as registered with in the United Kingdom. The closing date is set for July 4, 2013 or earlier. The Company will pay the owner of CHI 200,000 shares of restricted common stock of the Company (see Note 9). As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company will be obligated to issue additional shares of restricted common stock should the price be below $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,133,333 shares of restricted stock were issued (see Notes 3 and 9).

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

In November 2014, the short-haul truckers at the Los Angeles – Long Beach port in California, the port utilized by the Company, went on strike. The strike was called against two of the big firms that hire them to serve the port, where they take loads away from the docks to inland warehouses. This strike, which is at the largest port in the United States (almost 40% of all imports into the United States are shipped through Long Beach and Los Angeles), has affected retailers’ stocking and delivery plans, which also affects the Company, its inventory levels, the deliveries to the customers of the Company, and ultimately, has had a negative effect on the Company’s financials. The strike was settled in the first quarter of 2015 and is projected to have operations at the port back to normal by the end of the second quarter of 2015. The lasting effect on the Company, due to the strike, will take time for the Company to overcome the damages caused by the delays in getting inventory unloaded at the port and shipped to our customers.

NOTE 7 – RELATED PARTIES

A summary of the accounts payable and accrued expenses to the officers and directors, as of December 31, 2014 and 2013, respectively, is as follows:

	December 31,
	2014		2013
	Accounts	Accrued	Accounts	Accrued
	Payable	Expenses	Payable	Expenses
Bruce Harmon	$15,749	$51,212	$20,769	$-
Jeffrey Thurgood (1) (4)	10,116	9,317	-	-
Sugiarto Kardiman (1) (3)	46,284	-	-	-
Philip Rundle (2)	-	-	11,184	-
Total	$72,149	$60,529	$31,953	$-

__________________

(1) Was not an officer at December 31, 2013 therefore balances not reflected.

(2) Resigned in July 2014.

(3) Resigned on January 31, 2015.

(4) On April 8, 2015, Mr. Thurgood notified the Company that he was resigning effective April 13, 2015.

Bruce Harmon (“Harmon”), Interim CFO and Chairman of the Company, has payables and accruals due to him of $66,961 and $20,769 as of December 31, 2014 and 2013, respectively.

Thurgood, CEO of the Company, has payables due to him of $19,433 and $3,197, as of December 31, 2014 and 2013 (was not an officer in 2013), respectively.

Kardiman, former CFO of the Company, has payables due to him of $46,284 and $27,991, as of December 31, 2014 and 2013 (was not an officer in 2013), respectively.

Philip Rundle (“Rundle”), former CEO and Director of the Company, has payables due to him of $0 and $11,184, as of December 31, 2014 (he had resigned in July 2014) and 2013, respectively.

On September 26, 2012, with the acquisition of Green Hygienics by Green Innovations, Harmon was issued 49,500,000 shares of common in exchange for the common stock of Green Hygienics.

On November 19, 2012, a subsidiary of the Company acquired, via an APA, certain assets from SBI-TX, from W. Ray (“Tray”) Harrison, Jr. (“Harrison”), a former employee of Green Hygienics (see Note 3).

On February 7, 2013, the Company and Harmon executed a Share Cancellation / Exchange / Return to Treasury Agreement. Harmon returned to the Company 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock. The common shares were cancelled (see Note 9).

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

On May 31, 2013, the Company entered into a Licensing Agreement with Tauriga (see Note 3). Harmon, the Chairman of the Company, is also the former CFO of Tauriga.

On July 9, 2013, W. Ray Harrison, Jr., a former employee of the Company, exercised his 500,000 warrants for common stock on a cashless basis using the prior day’s closing price of $0.3378 thereby a forfeiture of 14,801 shares with an issuance of 485,199 shares of common stock (see Note 3 and 9).

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

On August 16, 2013, the Company issued Bruce Harmon, the Company’s CFO, 300,000 shares of common stock as compensation for services (see Note 9).

On September 5, 2013, the Company issued Thurgood, the Company’s Vice President of Sales, 250,000 shares of common stock as compensation for services (see Note 9).

On September 5, 2013, the Company issued Determinaction Business Advisory (“DBA”) 300,000 shares of common stock, as compensation for services. Kardiman, the owner of DBA, was serving as the Company’s Controller until June 16, 2014 when he became the CFO (see Note 9).

On September 10, 2013, the Company issued Rundle 300,000 shares of common stock as a condition of his employment agreement (see Note 9).

On September 10, 2013, the Company issued Harmon 300,000 shares of common stock as a condition of his employment agreement (see Note 9).

On November 1, 2013, the Company issued 1,111,111 options for common stock to Bruce Harmon pursuant to the renewal of his employment agreement. The options were valued at $150,000 (see Note 9).

On November 1, 2013, the Company issued 15,000 shares of common stock to Charles Andrews (“Andrews”), a member of the Board of Directors of the Company. The shares were valued at $2,100 (see Note 9).

On November 1, 2013, Harmon converted accrued compensation into a convertible note payable for $50,000 (see Note 4).

On April 1, 2014, the Company issued 1,111,111 options for common stock to Philip Rundle pursuant to the renewal of his employment agreement. The options were valued at $111,111 (see Note 9).

On April 30, 2014, Harmon exchanged 250,000 shares of Series A Preferred Stock for 250,000 shares of Series B Preferred Stock (see Note 9).

On July 30, 2014, the Company issued 100,000 shares of common stock to Andrews for his services for the quarter as a director (see Note 9). The shares were recognized as an expense accordingly.

On November 10, 2014, Harmon converted accrued compensation into a convertible note payable for $144,192 (see Note 4).

On November 20, 2014, Harmon converted accounts payable of $26,000 related to working capital loaned to the Company into a convertible note payable (see Note 4).

On December 31, 2014, Harmon converted accrued compensation into a convertible note payable for $40,306 (see Note 4).

On December 31, 2014, the Company received a loan of $85,000 from LBS, a company owned by Harmon, and issued a convertible note payable (see Note 9).

On December 31, 2014, the Company issued 2,000,000 shares of common stock to Andrews, our independent director (see Note 9). The shares were valued at $0.0036 per share or $7,200.

On December 31, 2014, the Company issued 2,000,000 shares of common stock to Thurgood, our chief executive officer (see Note 9). The shares were valued at $0.0036 per share or $7,200.

On December 31, 2014, the Company issued 2,000,000 shares of common stock to Harmon, our director (see Note 9). The shares were valued at $0.0036 per share or $7,200.

On December 31, 2014, the Company issued 2,000,000 shares of common stock to Kardiman, our chief financial officer (see Note 9). The shares were valued at $0.0036 per share or $7,200.

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

Under the terms of the agreement, Ironridge is prohibited from receiving any shares of common stock that would cause it to be deemed to beneficially own more than 9.99% of our total outstanding shares at any one time. Ironridge received an initial issuance of 3,600,000 common shares, 3,000,000 on September 25, 2013, 4,200,000 on October 23, 2013, 4,400,000 on December 16, 2013, 4,000,000 on February 4, 2014, 4,500,000 on March 20, 2014, 2,500,000 on May 20, 2014, 6,400,000 on August 12, 2014 (see Note 9), and may be required to return issued or be entitled to receive additional shares, based on the calculation summarized in the prior paragraph. For example, Ironridge has claimed it is entitled to approximately 27,728,084,090 additional shares, ignoring the 9.99% limitation. We disagree (see Note 6).

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

On or about July 25, 2013, we issued 3,600,000 shares of our common stock to Ironridge (see Note 9). The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

On September 25, 2013, we issued 3,000,000 shares of our common stock to Ironridge (see Note 9). The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

As of September 30, 2013, Ironridge has one additional funding of $506,239 to be made on or about October 30, 2013. As of September 30, 2013, $2,114,798 has been funded and 6,600,000 shares of common stock have been issued. The Company incurred $105,740 in fees associated with this transaction. The Company recorded $1,135,978 as amounts payable in common stock and $417,027 as a derivative liability. See Note 9.

On October 23, 2013, we issued 4,200,000 shares of our common stock to Ironridge (see Note 9). The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

On December 16, 2013, we issued 4,400,000 shares of our common stock to Ironridge (see Note 9). The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

On January 31, 2014, we issued 4,000,000 shares of our common stock to Ironridge (see Note 9). The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

On March 20, 2014, we issued 4,500,000 shares of our common stock to Ironridge (see Note 9). The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

On May 20, 2014, we issued 2,500,000 shares of our common stock to Ironridge (see Note 9). The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

On August 12, 2014, we issued 6,400,000 shares of our common stock to Ironridge (see Note 9). The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

On October 15, 2014, Ironridge claimed it was owed 27,728,084,090 shares of our common stock. While we disagree and intend to oppose any future issuance of our shares to Ironridge (see Note 6), we have reflected such 27,728,084,090 shares of common stock as issuable, even though we are only authorized to issue 150,000,000 shares of common stock and the 27,728,084,090 shares are not issued or outstanding.

	Amounts Payable in Common Stock	Derivative Liability

December 31, 2013	$1,079,348	$347,223

Change	(467,179)	601,315

March 31, 2014	612,169	948,538

Change	(100,500)	(522,484)

June 30, 2014	511,669	426,054

Change	2,264,399	2,350,014

September 30, 2014	2,776,068	2,776,068

Change	-	-

December 31, 2014	$2,776,068	$2,776,068

The balances for the Amounts Payable in Common Stock and Derivative Liability accounts, as of December 31, 2014, were both $2,776,068. This balance was based on the issuable shares of 27,728,084,090. The calculations for both accounts are at their maximum as the calculation process, as contractually defined, is at its maximum, therefore, the amounts are identical.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company authorized 50,000,000 shares of preferred stock with a par value of $0.0001. On November 7, 2012, the Company’s Board of Directors approved the filing of a Certificate of Designation of the Preferences and Rights of Series A Preferred Stock of Green Innovations Ltd. (“Certificate of Designation”) with the Secretary of State of the State of Nevada authorizing the creation of a new series of preferred stock designated as “Series A Preferred Stock” pursuant to the authority granted to the Board of Directors under the Company’s Amended and Restated Certificate of Incorporation and Section NRS 78.1955 of the Nevada General Corporation Law. The Certificate of Designation was filed with the Nevada Department of State on November 7, 2012. The Certificate of Designation created 5,000,000 shares of Series A Preferred Stock. Each holder of Series A Preferred Stock will be entitled to participate in dividends or distributions payable to holders of the Company’s common stock at a rate of the dividend payable to each share of Common Stock multiplied by the number of shares of Common Stock that each share of such holder’s Series A Preferred Stock is convertible into. Each share of Series A Preferred Stock is convertible, at the option of the holder of the Series A Preferred Stock, into one share of the Company’s common stock. Shares of the Series A Preferred Stock will be issued to certain officers of the Company as the Board determines for consideration of the exchange for shares of common stock of the Company. Each share of Series A Preferred Stock will be entitled to ten (10) votes on all matters submitted to a vote of the stockholders of the Company (“Enhanced Voting Rights”). Upon the liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series A Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series A Preferred Stock, the holders of the Series A Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series A Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series A Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series A Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock. As of December 31, 2014, there were 5,000,000 shares of Series A Preferred Stock issued or outstanding.

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

Upon the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock will participate in the distribution of the Company’s assets with the holders of the Company’s Common Stock pro rata based on the number of shares of Common Stock held by each (assuming conversion of all shares of Series B Preferred Stock). Due to the Enhanced Voting Rights, following the issuance of shares of Series B Preferred Stock, the holders of the Series B Preferred Stock may be able to exercise voting control over the Company. In such case, the holders of the Series B Preferred Stock may gain the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of voting control in the Series B Preferred Stock could discourage investments in the Company, or prevent a potential takeover of the Company which may have a negative impact on the value of the Company’s securities. In addition, the liquidation rights granted to the holders of the Series B Preferred Stock will have a dilutive effect on the distributions available to the holders of the Company’s common stock. On April 30, 2014, Harmon returned to the Company 250,000 shares of Series A Preferred Stock in exchange for 250,000 shares of Series B Preferred Stock (see Notes 6 and 10). As of December 31, 2014, there were 250,000 shares issued and outstanding.

Common Stock

The Company was authorized to issue 50,000,000 shares of common stock as of August 15, 2012, with a par value of $0.0001. The common stock has voting rights. On September 24, 2012, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 150,000,000.

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

On February 7, 2013, the Company and Harmon executed a Share Cancellation / Exchange / Return to Treasury Agreement. Harmon returned to the Company 45,000,000 shares of common stock in exchange for 5,000,000 shares of Series A preferred stock. The common shares were cancelled (see Note 7).

On February 11, 2013, the Company appointed Mark DeFilippo (“DeFilippo”) to its Advisory Board. As compensation for the appointment, DeFilippo will be issued 12,500 shares quarterly for his service. These shares were recorded at a value of $0.97 per share (the closing price the previous day) or $12,125. The shares were issued in April 2013 (see Note 7).

On February 12, 2013, the Company sold 107,143 shares of restricted common stock to Coventry Capital for $150,000 at a price of $1.40 per share (the closing price the previous day).

On February 18, 2013, the Company appointed Sandy Greenberg (“Greenberg”) to its Advisory Board. As compensation for the appointment, Greenberg will be issued 12,500 shares quarterly for his service. These shares were recorded at a value of $2.22 per share (the closing price the previous day) or $27,750. The shares were issued in April 2013 (see Note 7).

On February 18, 2013, the Company appointed Michael Perfetti (“Perfetti”) to its Advisory Board. As compensation for the appointment, Perfetti will be issued 12,500 shares quarterly for his service. These shares were recorded at a value of $2.22 per share (the closing price the previous day) or $27,750. The shares were issued in April 2013 (see Note 7).

On February 19, 2013, the Company appointed Y. Parmar to its Advisory Board. As compensation for the appointment, Y. Parmar will be issued 12,500 shares quarterly for his service. These shares were recorded at a value of $2.22 per share (the closing price the previous day) or $27,750. The shares were issued in April 2013 (see Note 7).

On February 19, 2013, the Company declared a share dividend on a basis of 1.24:1 as of the record date of February 19, 2013, thereby all common shareholders shall receive 0.24 of a share for every one share owned. The Company’s issued and outstanding shall increase from 25,000,000 to 31,000,000 shares of common stock. The shares issued to Y. Parmar, DeFilippo, Greenberg, Perfetti and K. Parmar were not eligible for the dividend as they were not issued. The shares of common stock purchased by Coventry Capital on February 12, 2013 were not issued prior to the dividend therefore the Company issued and additional 46,611 shares of common stock to Coventry Capital for the dividend (see Note 9). The total shares issued for the dividend was 6,046,611 (see Note 9).

On February 22, 2013, the Company appointed Rundle to its Advisory Board. As compensation for the appointment, Rundle was to be issued 12,500 shares quarterly for his service. These shares were recorded at a value of $0.51 per share (the closing price the previous day) or $6,375. The shares were issued in April 2013 (see Note 7).

On February 22, 2013, the Company contracted with Vincent & Rees (“V&R”) to serve as the Company’s legal counsel. As compensation for the agreement, V&R received 250,000 shares of restricted common stock of the Company. These shares were recorded at a value of $0.51 per share (the closing price the previous day) or $127,500. The shares were issued in April 2013.

On April 4, 2013, in exchange for certain assets of Clearly Herbal International Ltd., a British Virgin Islands corporation (“CHI”), the Company paid the owner of CHI 300,000 shares of restricted common stock for an United States trademark (see Note 2). Additionally, the Company has issuable 200,000 shares of restricted common stock for an United Kingdom trademark (see Note 2). The value of the two transactions was $600,000 or $1.20 per share. As a condition of the acquisition, the Company guaranteed that the 10-day volume weighted average price on the date six months after closing to be at least $1.20. The Company was obligated to issue additional shares of restricted common stock should the price be below $1.20. On October 4, 2013, the common stock of the Company was $0.18 therefore, on October 7, 2013 an additional 1,700,000 shares of restricted stock were issued (see Note 3).

On April 4, 2013, Y. Parmar, a member of the Advisory Board, purchased 100,000 shares of common stock at a discounted price of $0.54 per share for $50,000 (see Note 7).

On April 4, 2013, Alain Cameron purchased 55,555 shares of common stock at a discounted price of $0.54 per share for $30,000.

On April 15, 2013, the Company granted 300,000 shares of common stock to Rundle, the chief executive officer of the Company, as part of his employment agreement. The Company recorded the value of the shares at $268,750 or $0.90 per share (see Note 7).

On May 8, 2013, N. Parmar, a co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000.

On May 8, 2013, K. Parmar, a member of the Advisory Board and co-owner of American Hygienics Corporation, a supplier to the Company, purchased 125,000 shares of common stock at a discounted price of $0.40 per share for $50,000 (see Note 7).

On May 16, 2013, the Company amended the agreements with Harmon and RJR Manufacturers’ Agent (“RJR”) to issue shares equal to the contractual obligation to Rundle’s employment agreement. Harmon was issued 300,000 shares and RJR has 300,000 shares issuable, at a value of $168,000 each or $0.56 per share. See Note 7 in regards to Harmon.

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

On July 12, 2013, as a condition of financing, the Company issued JMJ 24,390 shares of common stock. The stock, based on the prior day’s closing price of $0.31, was valued at $7,561 and was recorded as a cost of financing. On October 30, 2013, as a condition of the settlement with JMJ, these shares were committed to be returned to the Company (see Notes 4 and 9). The shares were returned on January 6, 2014.

On July 9, 2013, W. Ray Harrison, Jr., a former employee of the Company, exercised his 500,000 warrants for common stock on a cashless basis using the prior day’s closing price of $0.3378 thereby a forfeiture of 14,801 shares with an issuance of 485,199 shares of common stock (see Note 7).

On July 12, 2013, W. Ray Harrison, Jr., a former employee of the Company, exercised his 250,000 options for common stock on a cashless basis based on the prior day’s closing price of $0.305 thereby a forfeiture of 8,196 shares with an issuance of 241,804 shares of common stock (see Note 7).

On July 25, 2013, we issued 3,600,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 6 and 8.

On July 29, 2013, the Company issued 35,000 shares of common stock as compensation to a consultant in regards to services rendered. The shares were recorded at a cost of $9,450.

On July 29, 2013, as part of an engagement agreement with RedChip Companies, Inc., a public and investor relations firm, the Company issued 300,000 shares of common stock. The shares were recorded at a cost of $81,300.

On August 16, 2013, the Company issued 12,500 shares of common stock to Hilton Kahn, a member of the Advisory Board, as his quarterly compensation. The shares were valued at $0.278 per share, the previous day’s price based on July 15, 2013, the date of the contractual obligation, or $3,500 (see Note 7).

On August 16, 2013, the Company issued RJR Manufacturers’ Agent 300,000 shares of common stock, as compensation for services. The shares were valued at $0.278 per share, or $83,370.

On August 16, 2013, the Company issued Bruce Harmon, the Company’s CFO, 300,000 shares of common stock, as compensation for services. The shares were valued at $0.278 per share, or $83,370 (see Note 7).

On September 5, 2013, the Company issued DBA 300,000 shares of common stock, as compensation for services. The shares were valued at $0.20 per share, or $60,000. The shares have a three year vesting therefore will be amortized accordingly. As of December 31, 2014, the shares have been completely expensed (see Note 7).

On September 5, 2013, the Company issued Thurgood, the Company’s Vice President of Sales, now CEO, 250,000 shares of common stock, as compensation for services. The shares were valued at $0.20 per share, or $50,000. The shares have a three year vesting therefore will be amortized accordingly. As of December 31, 2014, the shares have been completely expensed (see Note 7).

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

On September 18, 2013, the Company issued Tauriga 625,000 shares of common stock as obligated under the licensing agreement between Tauriga and GHI (see Note 3).

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

On September 25, 2013, we issued 3,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 6 and 8.

On October 7, 2013, the Company issued 62,500 shares or 12,500 each, to its Advisory Board, Perfetti, Y. Parmar, K. Parmar, Sandberg, and DeFilippo. The shares were valued collectively at $14,375 (see Note 7).

On October 8, 2013, the Company issued 44,307 shares of common stock to BCJ for legal services. The shares were valued at $13,723, or $0.31 per share, and due to an averaging method of calculation, a $4,861 loss on issuance was recorded.

On October 8, 2013, the Company issued Clearly Herbal International, a British Virgin Island corporation, an additional 1,700,000 shares of common stock in regards to the Clearly Herbal U.S. trademark and to Clearly Herbal International, a UK corporation, an additional 1,333,333 shares of common stock in regards to the Clearly Herbal UK trademark (see Notes 3 and 6).

On October 15, 2013, the Company issued 12,500 shares to Hilton Kahn, a new member of the Company’s Advisory Board. The shares were valued at $2,250 (see Note 7).

On October 23, 2013, the Company issued 2,316,595 shares to TCA in conjunction with the financing provided by TCA. The shares were valued at $250,000 (see Notes 4 and 6).

On October 23, 2013, we issued 4,200,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 6 and 8.

On October 31, 2013, the Company issued 40,000 shares of common stock to BCJ for legal services. The shares were valued at $5,600, or $0.14 per share, and due to an averaging method of calculation, a $1,600 loss on issuance was recorded.

On November 1, 2013, the Company issued 15,000 shares of common stock to Andrews, a member of the Board of Directors of the Company. The shares were valued at $2,100 (see Note 7).

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

On December 16, 2013, we issued 4,400,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 6 and 8.

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

On January 8, 2014, Black Mountain converted $10,000 of principal of the note dated June 12, 2013, into 263,505 shares of common stock, valued at $21,080. A loss on conversion of $11,080 was recorded (see Note 4).

On January 17, 2014, the Company issued 2,684,964 shares of common stock to TCA (see Notes 4 and 6) in conjunction with the financing provided by TCA. The shares were valued at $225,537. The shares have a guaranteed value of $112,500 and TCA cannot exceed that amount. As applicable, upon sale and recognition of the above stated compensation, any remaining shares will be returned to the Company for cancellation. The Company recorded a receivable of $113,037 in records to the over issuance value.

On January 22, 2014, the Company sold 152,000 shares of restricted common stock to an employee for $9,975. The shares sold were discounted by 25% due to the restriction and a loss of $3,705 was recorded.

On January 24, 2014, Black Mountain converted $55,000 of principal and $5,500 of accrued interest of the note dated June 12, 2013, into 1,231,708 shares of common stock, valued at $160,122. A loss on conversion of $99,622 was recorded (see Note 4).

On February 1, 2014, the Company issued 15,000 shares of common stock to Andrews, a director of the Company (see Note 7), for services. The shares were valued at $1,800, or $0.12 per share.

On February 1, 2014, the Company issued 88,418 shares of common stock to BCJ for legal services. The shares were valued at $10,610, or $0.12 per share, and due to an averaging method of calculation, a $6,610 loss on issuance was recorded.

On February 4, 2014, the Company issued 4,000,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 6 and 8.

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

On March 20, 2014, we issued 4,500,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 6 and 8.

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

On April 30, 2014, the Company issued 50,000 shares of common stock to Andrews, a director of the Company (see Note 7), for services. The shares were valued at $4,375, or $0.0875 per share.

On May 1, 2014, the Company issued 109,589 shares of common stock to BCJ for legal services. The shares were valued at $9,863, or $0.09 per share, and due to an averaging method of calculation, a $5,863 loss on issuance was recorded.

On May 20, 2014, we issued 2,500,000 shares of our common stock to Ironridge. The issuance is exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions. See Notes 6 and 8.

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

On July 30, 2014, the Company issued 100,000 shares of common stock to Andrews for his services for the quarter as a director. The shares were valued at $4,000.

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

On August 22, 2014, Black Mountain converted $7,500 of principal into 426,137 shares of common stock. The shares were issued at a discount rate of $0.0176. A loss on conversion of $5,284 was recorded.

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

On October 1, 2014, the Company issued 810,373 shares of common stock to BCJ for legal services. The shares were valued at $10,130, or $0.0125 per share, and due to an averaging method of calculation, a $6,130 loss on issuance was recorded.

On October 2, 2014, Black Mountain converted $10,000 of principal into 1,282,052 shares of common stock. The shares were issued at a discount rate of $0.0078. A loss on conversion of $6,026 was recorded.

On October 10, 2014, the Company issued 2,000,000 shares of common stock to Mirador for services. The shares were valued at $20,600, or $0.0103 per share.

On November 1, 2014, the Company issued 984,252 shares of common stock to BCJ for legal services. The shares were valued at $13,681, or $0.0139 per share, and due to an averaging method of calculation, a $9,681 loss on issuance was recorded.

On November 7, 2014, Black Mountain converted $10,000 of principal into 2,222,222 shares of common stock. The shares were issued at a discount rate of $0.0045. A loss on conversion of $14,000 was recorded.

On December 1, 2014, the Company issued 1,545,595 shares of common stock to BCJ for legal services. The shares were valued at $8,501, or $0.0055 per share, and due to an averaging method of calculation, a $4,501 loss on issuance was recorded.

On December 31, 2014, the Company issued 2,000,000 shares of common stock to Andrews, our independent director. The shares were valued at $0.0036 per share or $7,200.

On December 31, 2014, the Company issued 2,000,000 shares of common stock to Thurgood, our chief executive officer. The shares were valued at $0.0036 per share or $7,200.

On December 31, 2014, the Company issued 2,000,000 shares of common stock to Harmon, our director. The shares were valued at $0.0036 per share or $7,200.

On December 31, 2014, the Company issued 2,000,000 shares of common stock to Kardiman, our chief financial officer. The shares were valued at $0.0036 per share or $7,200.

On December 31, 2014, the Company issued 750,000 shares of common stock to Michele Harris, our employee. The shares were valued at $0.0036 per share or $2,700.

On December 31, 2014, the Company issued 2,000,000 shares of common stock to Jhestyn Stewart, our employee. The shares were valued at $0.0036 per share or $2,700.

The following table reflects common stock issuable and common stock issued from December 31, 2013 through December 31, 2014, as follows:

	Shares			Amount
	Common Stock Issuable	Common Stock	Total	Common Stock Issuable	Common Stock	Total	APIC

December 31, 2013	27,149,158	58,103,672	85,252,830	$2,715	$5,810	$8,525	$8,954,568

Change	6,640,662	14,482,559	21,123,221	664	1,449	2,113	1,578,779

March 31, 2014	33,789,820	72,586,231	106,376,051	3,379	7,259	10,638	10,533,347

Change	11,525,405	5,601,972	17,127,377	1,153	560	1,713	466,749

June 30, 2014	45,315,225	78,188,203	123,503,428	4,532	7,819	12,351	11,000,096

Change	27,682,768,865	11,659,507	27,694,428,372	2,768,276	1,166	2,769,442	(7,173,778)

September 30, 2014	27,728,084,090	89,847,710	27,817,931,800	2,772,808	8,985	2,781,793	3,826,318

Change	9,500,000	8,844,494	18,344,494	950	884	1,834	125,303

December 31, 2014	27,737,584,090	98,692,204	27,836,276,294	$2,773,758	$9,869	$2,783,627	$3,951,621

See Note 9 regarding issuable common stock and APIC.  The increase in the issuable stock is offset in APIC thereby reducing APIC by $7,382,691 in the third quarter of 2014.

On October 15, 2014, Ironridge claimed it was owed 27,728,084,090 shares of our common stock. While we disagree and intend to oppose any future issuance of our shares to Ironridge (see Note 6), we have reflected such 27,728,084,090 shares of common stock as issuable, even though we are only authorized to issue 150,000,000 shares of common stock and the 27,728,084,090 shares are not issued or outstanding.

Stock Warrants

The Company has granted warrants to an employee. Warrant activity for employees the year ended December 31, 2014 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2013	500,000	$0.01

Granted	-	$-
Forfeited	-	$-
Exercised	(500,000)	$0.01

Outstanding at December 31, 2014	-	$-	-	$-

Exercisable at December 31, 2014	-	$-

Weighted Average Grant Date Fair Value		$-

On November 19, 2012, the Company issued 500,000 fully vested warrants with an exercise price of $0.01 per share for common stock to W. Ray Harrison, Jr. as compensation for the APA with SBI-TX (see Note 3). The warrants were valued at $0.58 per warrant or $290,000 using the average price for our common stock. On July 9, 2013, Mr. Harrison exercised these warrants on a cashless basis based on the prior day’s closing price of $0.3378 thereby a forfeiture of 14,801 shares with an issuance of 485,199 shares of common stock. See Note 3 and 7.

The Company has granted warrants to non-employees. Warrant activity for non-employees the year ended December 31, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at December 31, 2013	1,000,000	$0.01

Granted	2,111,111	$0.076
Forfeited	-	$-
Exercised	(1,000,000)	$0.01

Outstanding at December 31, 2014	2,111,111	$0.076	3.54	$-

Exercisable at December 31, 2014	2,111,111	$0.076

Weighted Average Grant Date Fair Value		$0.076

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

Stock Options

The Company approved the 2012 Stock Option Plan on November 14, 2012 under which 10,000,000 shares were reserved for issuance.

The Company has granted options to employees. Options activity for the year ended December 31, 2014 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at December 31, 2013	2,111,111	$0.076

Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at December 31, 2014	2,111,111	$0.076	8.36	$-

Exercisable at December 31, 2014	2,111,111	$0.076

Weighted Average Grant Date Fair Value		$0.076

On November 14, 2012, the Company granted Bruce Harmon 1,000,000 options for common stock. The options are fully-vested at issuance, have a five-year life, and have an exercise price of $0.01. The options were valued at $0.53 per option or $530,000 using the average price of our common stock (see Note 7).

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

On November 1, 2013, the Company granted Bruce Harmon 1,111,111 options for common stock. The options are fully-vested at issuance, have a five-year life, and have an exercise price of $0.135. The options were valued at $0.135 per option or $150,000 (see Note 7).

NOTE 10 – INCOME TAX

For the fiscal year 2014 and 2013, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2014 and 2013, the Company has net operating loss carry forwards of approximately $7,788,000 and $8,527,000, respectively. The carry forwards expire through the year 2032. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	December 31,
	2014	2013

Tax expense (benefit) at the statutory rate	$557,823	$(2,839,400)
State income taxes, net of federal income tax benefit	(282,711)	(231,610)
Non-deductible items	2,772	4,539
Change in valuation allowance	(277,884)	3,066,471
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013, respectively, are as follows:

	December 31,
	2014	2013

Deferred tax assets:
Net operating loss carryforward	$2,930,694	$3,137,524
Stock options	-	201,517
Total gross deferred tax assets	2,930,694	3,339,041
Less: Deferred tax asset valuation allowance	(2,930,694)	(3,339,041)
Total net deferred tax assets	-	-

Deferred tax liabilities:
Depreciation	-	-
Total deferred tax liabilities	-	-

Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2014 and 2013 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $2,930,694 and $3,339,041 as of December 31, 2014 and 2013, respectively. The decrease in valuation allowance in 2014 was $408,347.

NOTE 11 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of December 31, 2014. There have been no losses in these accounts through December 31, 2014.

Concentration of Supplier

The Company relies on two primary suppliers for its products.

Concentration of Intellectual Property

The Company owns the trademark “SENSATIONAL” and “CLEARLY HERBAL” through the acquisitions from SBI-TX (see Note 3) and CHI (see Note 3), respectively, as filed with the United States Patent and Trademark Office. Additionally, the Company has filed and been issued the trademark “NOOV” (in the United States and Canada), “FLORA” (see Note 6) and has a patent pending on “SENSATIONALLY.”

NOTE 12 – SUBSEQUENT EVENTS

On January 2, 2015, the Company authorized the issuance of 2,375,297 shares to BCJ for the month of January 2015 for legal services. As the Company did not have unauthorized and unreserved common stock available for issuance, the shares were recorded as issuable but are unissued.

On January 2, 2015, the Board of Directors was requested by Avanti Distribution (“Avanti”), a financing group for the Company, as well as a strategic partner, to consolidate all of its various financings under various entities, all controlled by the principal of Avanti. All liabilities to RJR Manufacturers Agent and Avanti Distribution, which include convertible notes payable, accounts payable, and other applicable indebtedness, shall be consolidated under the Avanti LOC (see Note X). Those combined balances, including accrued interest, to be consolidated is $471,373. Additionally, the future provisions for payment for RJR Manufacturers Agent shall be assigned, if not paid, to the Avanti LOC. On January 31, 2015, February 28, 2015, and March 31, 2015, in accordance with the consulting agreement between RJR Manufacturers Agent and GHI, $20,000 per month was added to the Avanti LOC on each date, respectively.

On January 7, 2015, Black Mountain converted $4,316 of principal into 5,200,000 shares of common stock. The issuance and the applicable loss on conversion will be recorded accordingly.

On January 31, 2015, Harmon, the interim chief financial officer and a director of the Company, requested that the Company convert his accrued compensation balance of $20,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.0056 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature will be recorded accordingly. The note has a mature date of March 31, 2015 and is in default.

On February 1, 2015, the Company authorized the issuance of 1,298,702 shares to BCJ for the month of February 2015 for legal services. As the Company did not have unauthorized and unreserved common stock available for issuance, the shares were recorded as issuable but are unissued.

On February 28, 2015, Harmon, the interim chief financial officer and a director of the Company, requested that the Company convert his accrued compensation balance of $20,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.01 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature will be recorded accordingly. The note has a mature date of April 30, 2015.

On February 28, 2015, Octane, Inc., an independent consultant of the Company, requested that the Company convert its accounts payable balance of $47,390 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.01 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature will be recorded accordingly. The note has a mature date of April 30, 2015.

On February 28, 2015, American Hygienics Corporation, a supplier of products to the Company, requested that the Company convert its accounts payable balance of $188,494 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.01 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature will be recorded accordingly. The note has a mature date of April 30, 2015.

On March 1, 2015, the Company issued a convertible note to BCJ for previous uncompensated legal services rendered in the amount of $75,000, accruing interest at the rate of 12% per annum, and with a conversion feature of $0.01 per share, the closing price of the prior day, or a 40% discount on the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature will be recorded accordingly. The note has a mature date of April 30, 2015.

On or about March 3, 2015, TCA and the Company extended the maturity date of the Company’s note to TCA to June 25, 2015. TCA charged the Company a fee of $50,000 to provide the extension.

On March 12, 2015, Charles Andrews, our independent director, resigned his position. Mr. Andrews had received shares of common stock as compensation for his services over his tenure. The value of the common stock, due to the dilution of the Company’s common stock, combined with the current stock price, has no significant value. Therefore, the Company determined that Mr. Andrews’ past services had a value of approximately $75,000 for the period of his appointment. Due to capital restraints, both parties agreed to issue a convertible note payable in the amount of $75,000, with 12% interest per annum, with a conversion feature of $0.0066 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature will be recorded accordingly. The note has a mature date of May 12, 2015.

On March 31, 2015, RJR Manufacturers’ Agent, an independent consultant of the Company, requested that the Company convert its accrued compensation balance of $20,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.0065 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature will be recorded accordingly. The note has a mature date of May 31, 2015.

On March 31, 2015, Harmon, the interim chief financial officer and a director of the Company, requested that the Company convert his accrued compensation balance of $20,000 into a convertible note payable with 12% interest per annum, with a conversion feature of $0.0065 per share, the closing price of the prior day, or a 40% discount of the average of the lowest five closing prices from the date of the note until the date of conversion, whichever is lesser. A beneficial conversion feature will be recorded accordingly. The note has a mature date of May 31, 2015.

On March 23, 2015, the Company’s subsidiary, Green Hygienics, Inc., was served with a Complaint and Summons filed in the Fourth Judicial District Court in and for Hennepin County, Minnesota, by CH Robinson Worldwide, Inc., related to approximately $24,352.94 in unpaid logistics services invoices. The Company is currently in discussions with opposing counsel regarding the same.

On April 8, 2015, Jeffrey Thurgood notified the Company that he would be resigning as the Company's Chief Executive Officer effective April 13, 2015, to pursue other career opportunities.

The Company, due to the prolonged effects of the union strike at the Port of Long Beach during the first quarter of 2015, will have sales less than expected for the first quarter of 2015 as the Company was not able to secure and ship inventory on a timely basis.

With the impact of the decrease in sales for the first quarter of 2015, third parties and an officer of the Company have assisted in the procurement of inventory and the payment of other important Company liabilities, which required the Company to guarantee the third parties and officer reimbursement for those advances, payments, and other liabilities incurred by the third parties and officer on behalf of the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 24, 2012, the Company engaged the independent accounting firm of Drake & Klein CPAs. On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants (“DKM”). The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

On December 26, 2014, DKM declined to stand for appointment as the Company’s independent accountant. DKM’s report on the financial statements for the years ended December 31, 2013, and 2012, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

On December 26, 2014 the Company engaged Green & Company CPA’s of Tampa, Florida, as its new registered independent public accountant. During the years ended December 31, 2013, and 2012, and prior to December 26, 2014 (the date of the new engagement), we did not consult with Green & Company CPA’s regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Green & Company CPA’s, in either case where written or oral advice provided by Green & Company CPA’s would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2014 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

•

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2014, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2014:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

•	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

In June 2013, the Company appointed Determinaction Business Advisory (“DBA”) to serve as Controller. DBA is a consulting firm owned by Sugiarto Kardiman, CPA, CMA, an accounting professional with more than twenty years’ experience as a financial professional who has also served as chief financial officer of a large paper company.

In June 2013, the Company contracted with a leased employee who, in January 2014 became an employee of the Company, serves as an accounting assistant.

In October 2013, the Company appointed Charles Andrews as an independent Director. Mr. Andrews has more than thirty-five years’ experience as a financial professional serving as controller of several publicly registered entities and as chief financial officer of several private companies. Mr. Andrews has been certified as an information systems auditor (CISA) while managing the internal audit department for a Fortune 500 company. On March 12, 2015, Charles Andrews resigned as a Director of the Company.

In June 2014, Mr. Kardiman. CPA, CMA, was appointed as Chief Financial Officer. On January 31, 2015, Mr. Kardiman resigned. On February 2, 2015, Mr. Harmon was appointed as Interim Chief Financial Officer.

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

Item 9B. Other Information.

On April 8, 2015, Jeffrey Thurgood notified the Company that he would be resigning as the Chief Executive Officer effective April 13, 2015, to pursue other career opportunities.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Jeffrey Thurgood	51	Chief Executive Officer (4)
Sugiarto Kardiman	45	Chief Financial Officer (1)
Bruce Harmon	56	Interim Chief Financial Officer and Chairman of the Board of Directors (2)
Charles Andrews	60	Director (3)

_________________

(1) Resigned on January 31, 2015.
(2) Appointed as Interim Chief Financial Officer on February 2, 2015.
(3) Resigned on March 12, 2015.
(4) Resigning effective April 13, 2015

Biographies of Directors and Officers

Jeffrey Thurgood was appointed as chief executive officer in August 2014, and he notified the Company on April 8, 2015, that he would be resigning effective April 13, 2015. Mr. Thurgood was appointed as vice president of sales in September 2013. He has led Fortune 500 businesses and entrepreneurial ventures to successful and sustainable business results such as all-important sustained market share growth. Mr. Thurgood lead business growth results at PepsiCo, Inc. (NASDAQ: PEP) from 1985 – 1991, as District Manager, On-Premise Sales and later, advanced to District Manager, Retail Sales. He was then recruited by Kimberly-Clark Corporation (NASDAQ: KMB, “K-C”) where he was responsible for driving positive results over 15 years as Field Sales Training Manager at K-C HQ Neenah, WI., District Team Leader, in the Pacific Northwest markets, National Merchandising Manager, Huggies Baby Wipes and Depend & Poise Adult Care brands at K-C HQ Neenah, WI., Trade Marketing Director, Target Brands, Inc. – K-C Team, Minneapolis. Then recruited by Pure Fishing, Inc. (a subsidiary of Jarden Corporation (NYSE: JAH)), “the Procter & Gamble of the fishing tackle industry,” as Sales Director, to assist in redesigning their sales and trade spending methodologies, and design and execute go-to-market business models that incorporated classic CPG industry business methodologies which drove significant market share gains for the company where he worked from 2005 – 2009. In 2009, Mr. Thurgood then reentered the paper industry as Vice President of Sales with Oasis Brands to help create, build sales structure for, and market the Fiora brand, which has become the fastest growing tissue brand in America. In September 2013, he was recruited by Green Hygienics, Inc., as Vice President of Sales, to assist in designing the go-to-market model, launch, and execute the business which includes game changer products like Sensational® Bamboo tissue products made from 100% tree-free bamboo, the “utopian sustainable green answer” for the planets future and Clearly Herbal® Baby Wipes, made with the finest all-natural herbs sourced from around the world. Over his career, Mr. Thurgood has excelled at building high-performance sales, marketing and operations teams that have lasting impact at all these companies still today. Mr. Thurgood is also the founder and sits on the board of directors of Good Legacy, LLC and Another Legacy, LLC. Mr. Thurgood holds a Bachelor of Arts in Management from The University of Phoenix.

Sugiarto (“Awie”) Kardiman, CPA, CMA, was appointed as chief financial officer in June 2014. Mr. Kardiman resigned on January 31, 2015. Mr. Kardiman was appointed as controller in August 2013. Over the years, Mr. Kardiman served as Chief Financial Officer of Oasis Brands, Inc., a leading tissue manufacturer based in North America, where his strategic and analytical skills contributed a double-digit growth and brand recognition under the leadership of Mr. Philip C. Rundle, the then CEO of the company. Mr. Kardiman also served as Chief Financial Officer of Paper Excellence Canada and contributed to building the business to become one of major players in pulp and paper business in North America. He is considered a seasoned CFO with high level of integrity and practical approach in finding business solution while maintaining strong financial discipline. He has over 15 years of extensive domestic and international experience in the tissue, pulp and paper products business. He started his career with a big four accounting firm. Mr. Kardiman has a Bachelor’s Degree in Accounting from Trisakti University, Jakarta and a member of Certified Management Accountant of BC.

Bruce Harmon has served as our chief executive officer (until April 2013), chief financial officer (until June 2014), and chairman, since August 2012. On February 2, 2015, Mr. Harmon was named interim chief financial officer after the resignation of Sugiarto Kardiman. Mr. Harmon served as chief financial officer and director of Alternative Construction Technologies, Inc. (ACCY), a construction material manufacturing company located in Melbourne, Florida, from 2005 to 2008, chief financial officer and director of Accelerated Building Concepts Corporation (ABCC), a construction company located in Orlando, Florida, from 2006 to 2008, as chief financial officer and director of Organa Technologies Group, Inc. (OGTG), a technology company located in Melbourne, Florida, from 2006 to 2008, as interim chief financial officer and director of Winwheel Bullion, Inc. (WWBU), a public shell, located in Newport Beach, California, from 2009 to 2011, from 2011 to 2012, as chief financial officer, director and interim chief executive officer of Omni Ventures, Inc. (OMVE), a Kansas City, Kansas based apparel company, chief financial officer and chairman of the board of eLayaway, Inc. (ELAY), a Tallahassee, Florida based online payment processor specializing in layaway, and as interim chief financial officer of Tauriga Sciences, Inc. (TAUG), a Danbury, Connecticut based biotech company. Mr. Harmon owns Lakeport Business Services, Inc. and also serves as chief financial officer of Rhamnolipid, Inc. Mr. Harmon holds a B.S. degree in Accounting from Missouri State University.

Charles R. “Buck” Andrews was a director from 2013 through March 12, 2015, when he resigned. He has over 35 years of diverse business experience in legal, mining, manufacturing, software development and not-for-profit entities on a domestic and international level. Positions Mr. Andrews has held range from entry level accounting after graduating from college in Boulder, Colorado, to CFO for a Vancouver-based Canadian junior mining concern, and to Division Controller for a Denver-based Fortune 500 mining and manufacturing company, Amoco Minerals Company, a division of Standard Oil of Indiana. Mr. Andrews has substantial experience in accounting/financial reporting, auditing, SEC reporting, SOX compliance, budgeting, and banking and financing, equipment leasing, benefit plans administration, and IT systems development and implementation. Mr. Andrews earned a certification as an information systems auditor (CISA) in 1991 while managing the internal audit department for Cyprus Minerals Company (Amoco). Mr. Andrews is currently the Director of Administration and Finance for Beatty & Wozniak, P.C. in Denver, Colorado.

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

Director Compensation

During the fiscal year ended December 31, 2014 and 2013, our independent director received equity compensation for his services. Directors that were employees were not paid any fees for their role as director.

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

Item 11. Executive Compensation.

The table below sets forth, for our last two fiscal years, the compensation earned by Jeffrey Thurgood, our chief executive officer, Sugiarto Kardiman, our chief financial officer from June 2014 until January 31, 2015, when he resigned, Philip Rundle, our former chief executive officer from April 2013 until July 2014, when he resigned, and Bruce Harmon, our former chief executive officer and chief financial officer and current interim chief financial officer.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Jeffrey Thurgood (1)	2014	$197,752	$-	$-	$72,000	$44,028	$-	$313,780
Chief Executive Officer	2013	$66,273	$-	$-	$-	$5,972	$-	$72,245

Sugiarto Kardiman (2)	2014	$150,000	$-	$-	$72,000	$52,500	$-	$274,500
Chief Financial Officer	2013	$66,900	$-	$-	$-	$7,500	$-	$74,400

Philip Rundle (3)	2014	$120,000	$-	$-	$-	$-	$-	$120,000
Chief Executive Officer	2013	$174,900	$-	$-	$-	$275,125	$-	$450,025
and Director

Bruce Harmon (4)	2014	$240,000	$-	$20,000	$72,000	$-	$-	$332,000
Chief Financial Officer	2013	$220,000	$-	$-	$-	$401,370	$-	$621,370
and Chairman

_______________

(1) Mr. Thurgood was appointed as CEO in August 2014.  The Company and Mr. Thurgood entered into an employment agreement in September 2013 for $172,000 plus commissions for sales when Mr. Thurgood was appointed as Vice President of Sales.  The Company committed to restructure the contract in 2015. Mr. Thurgood notified the Company on April 8, 2015 that he would be resigning as CEO effective April 13, 2015.

(2) Mr. Kardiman was appointed as CFO in June 2014 and resigned on January 31, 2015.  The Company and Mr. Kardiman entered into an employment agreement in August 2013 for $150,000 when Mr. Kardiman was appointed as Controller. As Mr. Kardiman is Canadian, he serves as a consultant.  As of December 31, 2014, to assist the Company, Mr. Kardiman is owed $45,000 of his 2014 salary.

(3) Mr. Rundle was appointed as CEO in April 2013 and as Director in November 2013.  On April 1, 2013, the Company and Mr. Rundle entered into an employment agreement to provide an annualized salary of $219,600 for the first three months which increased to an annualized salary of $240,000.  Mr. Rundle resigned in July 2014.

(4) Mr. Harmon was appointed as CEO, CFO and Chairman in August 2012.  On February 2, 2015, Mr. Harmon was appointed as Interim CFO.  On November 1, 2012, the Company and Mr. Harmon entered into an employment agreement to provide a salary of $120,000 per year which increased to $219,600 on April 1, 2013 for three months and then to $240,000 per year, both simultaneous with the salaries of Mr. Rundle.  During 2013 and 2014, Mr. Harmon converted $180,000 and $180,000 (salary and bonus), respectively, into convertible promissory notes, which was done to conserve the Company's working capital.

					Change in
					Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid in	Stock	Warrant	Plan	Compensation	All Other
Director	Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total

Charles Andrews (1)
2014	$-	$82,175	$-	$-	$-	$-	$82,175
2013	$-	$2,100	$-	$-	$-	$-	$2,100

_____________

(1) Mr. Andrews was appointed as director on October 31, 2013 and resigned on March 12, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of December 31, 2014, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3208 Chiquita Boulevard S., Suite 216, Cape Coral, Florida 33914.

		Amount &
		Nature
		of Beneficial		Percent of
Title of Class	Name of Beneficial Owners	Ownership (1)		Class (2)

Common stock, $0.0001 par value	Jeffrey Thurgood (3) (8)	2,402,000		2.4%
Common stock, $0.0001 par value	Sugiarto Kardiman (3) (6)	2,300,000		2.3%
Common stock, $0.0001 par value	Bruce Harmon (3) (4) (6)	10,291,111	(5)	10.2%
Series A preferred stock, $0.0001 par value	Bruce Harmon (3) (4) (6)	4,750,000		100%
Series B preferred stock, $0.0001 par value	Bruce Harmon (3) (4) (6)	250,000		100%
Common stock, $0.0001 par value	Charles Andrews (4) (7)	2,180,000		2.2%

Common stock, $0.0001 par value	All officers and directors as a Group	17,173,111		14.9%
Series A preferred stock, $0.0001 par value	All officers and directors as a Group	4,750,000		100%
Series B preferred stock, $0.0001 par value	All officers and directors as a Group	250,000		100%

_________________

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power to the shares of the Company's common stock.

(2) As of December 31, 2014, a total of 98,692,204 shares of the Company's common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner listed, any options exercisable within 60 days have been included for purposes of calculating their percent of class.

(3) Officer.

(4) Director.

(5) Mr. Harmon owns 8,180,000 shares of common stock and 2,111,111 options for common stock exercisable within 60 days.

(6) Mr. Harmon was our CFO from August 2012 until June 2014, when Mr. Kardiman was appointed as CFO.  Mr. Kardiman resigned on January 31, 2015, and Mr. Harmon was appointed as Interim CFO on February 2, 2015.

(7) Mr. Andrews resigned on March 12, 2015.

(8) On April 8, 2015, Mr. Thurgood notified the Company that he would be resigning as CEO effective April 13, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On April 1, 2014, the Company issued 1,111,111 options for common stock to Philip Rundle (“Rundle”), our chief executive officer and director (at that time), pursuant to the renewal of his employment agreement.

On April 30, 2014, Bruce Harmon (“Harmon”), the chief financial officer (at that time) and director, exchanged 250,000 shares of Series A Preferred Stock for 250,000 shares of Series B Preferred Stock.

On June 16, 2014, Harmon resigned as chief financial officer to enable the promotion of Sugiarto Kardiman. CPA, CMA (“Kardiman”), our controller, to chief financial officer.

On August 25, 2014, Rundle resigned as chief executive officer.

On August 27, 2014, Jeffrey Thurgood (“Thurgood”), our vice president of sales, was promoted to chief executive officer.

On November 10, 2014, Harmon converted accrued compensation into a convertible note payable for $144,192.

On November 20, 2014, Harmon converted accounts payable of $26,000 related to working capital loaned to the Company into a convertible note payable.

On December 31, 2014, Harmon requested that the Company convert his accrued compensation balance of $40,306 into a convertible note.

On December 31, 2014, the Company entered into a convertible promissory note with Lakeport Business Services, Inc. (“LBS”), a company controlled by Harmon, for $85,000.

On December 31, 2014, Harmon converted accrued compensation into a convertible note payable for $40,306.

On December 31, 2014, the Company received a loan of $85,000 from LBS and issued a convertible note payable.

On December 31, 2014, the Company issued 2,000,000 shares of common stock to Harmon, our director.

On December 31, 2014, the Company issued 2,000,000 shares of common stock to Thurgood, our chief executive officer.

On December 31, 2014, the Company issued 2,000,000 shares of common stock to Kardiman, our chief financial officer (at that time).

On January 31, 2015, Harmon requested that the Company convert his accrued compensation balance of $20,000 into a convertible note payable.

On January 31, 2015, Kardiman resigned.

On February 2, 2015, Mr. Harmon was appointed as Interim Chief Financial Officer.

On February 28, 2015, Harmon requested that the Company convert his accrued compensation balance of $20,000 into a convertible note payable.

On March 31, 2015, Harmon requested that the Company convert his accrued compensation balance of $20,000 into a convertible note payable.

On April 8, 2015, Thurgood notified the Company that he would be resigning as the Company's Chief Executive Officer effective April 13, 2015.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Green & Company CPA’s for 2014 and DKM Certified Public Accountants for 2013, for the categories of services indicated.

	Years Ended December 31,
Category	2014	2013
Audit Fees	$12,000	$12,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,000	$12,000

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants. The change was reported to the PCAOB as a change of name. This is not a change of auditors for the Company.

On December 26, 2014, DKM declined to stand for appointment as the Company’s independent accountant. DKM’s report on the financial statements for the years ended December 31, 2013, and 2012, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

On December 26, 2014 the Company engaged Green & Company CPA’s of Tampa, Florida, as its new registered independent public accountant. During the years ended December 31, 2013, and 2012, and prior to December 26, 2014 (the date of the new engagement), we did not consult with Green & Company CPA’s regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Green & Company CPA’s, in either case where written or oral advice provided by Green & Company CPA’s would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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
10.13 10.14 (1)

Consulting Agreement with Sugiarto Kardiman dated September 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2014)

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

/s/ Jeffrey Thurgood	April 10, 2015
Jeffrey Thurgood, Principal Executive Officer	Date

/s/ Bruce Harmon	April 10, 2015
Bruce Harmon, Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce Harmon	April 10, 2015
Bruce Harmon, Director	Date

